Form 10-Q
period 1996-06-30
AREA BANCSHARES CORP
filed 1996-08-06
CIK 357191

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                 For quarter ended June 30, 1996
                 Commission File Number 0-26032



                      AREA BANCSHARES CORPORATION
            ------------------------------------------------
          (Exact name of registrant as specified in its charter)

INCORPORATED IN KENTUCKY                   IRS EMPLOYER ID NUMBER
                                              No. 61-0902343

                          230 FREDERICA STREET
                       OWENSBORO, KENTUCKY 42301
           ------------------------------------------------
     (Address of principal executive offices, including zip code)


  Registrant's telephone number, including area code:  (502) 926-3232

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          (1)  Yes    X         No           (2)  Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Class:  Common stock
          No Par Value
          Shares Outstanding:  As of July 31, 1996, 7,583,299

                        AREA BANCSHARES CORPORATION
                             Table of Contents

PART I - Financial Information                             Page Number
  Item 1. Financial Statements
       Unaudited consolidated balance sheets, June 30, 1996
       and December 31, 1995                                   3

       Unaudited consolidated statements of income, three
       months and six months ended June 30, 1996 and 1995      4

       Unaudited consolidated statements of shareholders'
       equity, six months ended June 30, 1996 and year ended
       December 31, 1995                                       5

       Unaudited consolidated statements of cash flows, six
       months ended June 30, 1996 and year ended December 31,
       1995                                                    6

       Notes to consolidated financial statements              8

  Item 2. Management's discussion and analysis of financial condition and results of operations

       Results of operation                                   11

       Financial position                                     15

       Liquidity                                              17

PART II - Other Information

  Item 1. Legal Proceedings                                   19

  Item 2. Changes in Securities                               19

  Item 3. Defaults Upon Senior Securities                     19

  Item 4. Submission of Matters To A Vote of Security
          Holders                                             19

  Item 5. Other Information                                   19

  Item 6. Exhibits and Reports on Form 8-K                    19


FINANCIAL STATEMENTS
                       AREA BANCSHARES CORPORATION AND
                    SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                           (Amount in thousands)

ASSETS                                        June 30,     December 31,
                                                1996           1995
                                            (Unaudited)    (Unaudited)

Cash and due from banks                  $     42,982  $     52,738
Interest bearing deposits with banks              457           262
Federal funds sold and securities
purchased under agreements to resell              950           100
Trading account securities                     49,837        50,403
Investment securities:
   Available for sale (amortized cost
   of $227,222 and $211,905, respectively)    229,757       215,845
   Held to maturity (fair value of $97,096
   and $98,319, respectively)                  94,843        94,015
                                            ---------     ---------
        Total investment securities           324,600       309,860
                                            ---------     ---------
Mortgage loans held for sale                   25,366        24,430

Loans, net of unearned discount               632,181       623,766
   Less allowance for loan losses              12,101        12,025
                                            ---------     ---------
        Net loans                             620,080       611,741
                                            ---------     ---------

Premises and equipment, net                    20,677        18,563
Accrued interest receivable                    11,834        11,399
Intangible assets                              13,198        14,315
Other assets                                   15,876        16,259
                                            ---------     ---------
     Total assets                          $1,125,857    $1,110,070
                                           ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits              $  141,231    $  134,876
Interest-bearing deposits                     678,949       673,246
                                           ----------    ----------
     Total deposits                           820,180       808,122
                                           ----------    ----------
Federal fund purchased                         37,325        30,175
Securities sold under agreements to
 repurchase                                    85,278       120,965
Notes payable to the U.S. Treasury             19,469         4,601
Advances from the Federal Home Loan Bank       20,650        12,452
Other borrowings                               17,072        13,823
Accrued expenses and other liabilities         12,847        11,358
                                           ----------    ----------
     Total liabilities                      1,012,821     1,001,496
                                           ----------    ----------
Preferred stock, no par value; authorized
 500,000 shares; none issued                        -             -
Common stock, no par value; authorized
 16,000,000 shares; issued and outstanding:
 June 30, 1996, 7,583,942; December 31,
 1995, 7,618,714                               17,671        17,823
Paid-in capital                                10,000        10,000
Retained earnings                              84,208        78,699
Deferred compensation on restricted stock        (491)         (509)
Net unrealized gains on securities available
 for sale, net of tax                           1,648          2,561
                                           ----------    -----------
     Total shareholders' equity               113,036        108,574
Commitments and contingent liabilities
     Total liabilities and shareholders'
     equity                                $1,125,857     $1,110,070
                                            =========     ==========

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
             THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
              (Amounts in thousands, except per share data)

                    Three Months Ended June 30,   Six Months Ended June 30,
                     1996             1995         1996              1995
                  (Unaudited)      (Unaudited)  (Unaudited)       (Unaudited)

Interest income:
 Loans, including
 fees               $14,989          $13,985      $29,888           $27,517
 Interest bearing
 deposits with banks      6                4           12                 8
 Federal funds sold
 and securities
 purchased under
 agreements to resell   266              160          571               213
 Interest and dividends
 on investment securities:
 U.S. Treasury securities
 and Federal agencies
 securities           3,338            3,187        6,510             6,295
 Obligations of states
 and political
 subdivisions         1,403            1,470        2,821             2,926
 Other                  264              238          545               464
                    -------          -------     --------           -------

  Total interest
   income            20,266           19,044       40,347            37,423
                    -------          -------     --------           -------

Interest expense:
 Interest on
 deposits             7,691            6,921       15,294            13,203
 Short-term
 borrowings           1,581            2,263        3,210             4,649
 Other borrowings       190               99          351               215
                    -------          -------     --------           -------
 Total interest
 expense              9,462            9,283       18,855            18,067
                    -------          -------     --------           -------

 Net interest
 income              10,804            9,761       21,492            19,356
Provision for loan
 losses                 372            1,803          602             2,196
                    -------          -------     --------           -------

 Net interest income
 after provision for
 loan losses         10,432            7,958       20,890            17,160
                    -------          -------     --------           -------

Non-interest income:
 Commissions and
 fees on fiduciary
 activities             760              615        1,516             1,303
 Service charges
 on deposit accounts  1,284            1,082        2,496             2,111
 Other service
 charges, commissions
 and fees               992              955        1,956             2,044
 Securities gains, net  445              827          431               755
 Gains on sales of
 mortgage loans, net    105              235          181               492
 Gains (losses) on
 sales of other real
 estate owned, net       (4)              25           (7)              117
     Other               96              107          221               360
                   --------         --------     --------           -------

  Total non-
  interest
  income              3,678            3,846        6,794             7,182
                   --------         --------     --------           -------

Non-interest expenses:
 Salaries and
 employee benefits    4,567            4,151        8,994             8,190
 Net occupancy
 expense                548              512        1,210             1,025
 Furniture and
 equipment expense      580              481        1,139               923
 Federal deposit
 insurance               12              419           37               844
 Data processing
 expense                487              397          928               821
 Other                3,215            3,021        6,098             6,001
                   --------         --------     --------           -------
  Total non-
  interest expenses   9,409            8,981       18,406            17,804
                   --------         --------     --------           -------

  Income before
  income tax expense  4,701            2,823        9,278             6,538
  Income tax expense  1,286              580        2,507             1,505
                   --------         --------     --------           -------
  Net income       $  3,415         $  2,243     $  6,771            $5,033
                   ========         ========     ========           =======

Weighted average
 common stock and
 common stock
 equivalent shares    7,598            7,621        7,604             7,628
Per common and
 common equivalent
 stock:
 Net income         $   .45         $    .29     $    .89            $  .66
   Cash dividends   $   .04         $   .035     $   .075            $ .065

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          YEAR ENDED DECEMBER 31, 1995 AND SIX MONTHS ENDED JUNE 30, 1996
            (Amounts in thousands, except share and per share data)
                                (Unaudited)

                                                          Net Unrealized
                                            Compensation   on Securities
                                              Deferred    Gains (losses)
           Common Stock  Paid-in  Retained  on Restricted   Available
          Shares  Amount Capital  Earnings      Stock       For Sale   Total

Year Ended
December 31, 1995

Balance
December 31,
1994   7,625,539 $17,854 $10,000  $68,267      $(475)      $(3,556) $  92,090

Net income                         11,582                              11,582

Cash dividends declared
($.135 per share)                  (1,026)                             (1,026)

Repurchase
of common
stock     (9,575)    (44)            (168)                               (212)

Sale of
Treasury
stock        750       6                                                    6

Restricted
stock
issued     6,500      29              127           (156)                   -

Amortization
of deferred
compensation
on restricted stock                                   17                   17

Restricted
stock
forfeitures (4,500)  (22)             (83)           105                    -

Change in
unrealized
losses on
securities
available for sales
net of taxes                                                  6,117     6,117
            ------- ------- ------  ------          -------  ------    ------

Balance
December 31,
1995     7,618,714 17,823   10,000  78,699          (509)     2,561   108,574

Six Months Ended June 30, 1996

Net income January through
June 30, 1996                        6,771                              6,771

Cash dividends declared
($.075 per share)                     (567)                              (567)

Repurchase of
common
stock      (34,772)  (152)            (695)                              (847)

Amortization
of deferred
compensation
on restricted
stock                                                 18                  18

Change in
unrealized
gains on
securities
available
for sale,
net of tax                                                    (913)     (913)
            -------  ------  -------  -------    --------   --------- ----------
Balance
June 30,
1996       7,583,942 $17,671 $10,000  $84,208      $(491)   $1,648   $113,036
          ========== ======= =======  =======      ======   ======   ========


             AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                        (Amounts in thousands)

Cash flows from operating activities:           1996               1995
                                            (Unaudited)        (Unaudited)

 Net income                                 $   6,771         $     5,033
 Adjustments to reconcile net
 income to net cash provided by (used in)
 operating activities:
 Provision for loan losses                        602               2,196
 Depreciation, amortization and
 accretion, net                                 2,460               1,075
 Gain on sales of securities, net                (431)               (755)
 Gain on sales of mortgage loans, net            (181)               (492)
 Loss (gain) on sales of other real estate
 owned                                              7                (117)
 Gain on disposals of equipment                   (15)                 (4)
 Deferred income taxes                           (150)                341
 Proceeds from sales of trading account
 securities                                    62,738              83,030
 Proceeds from maturities of trading
 account securities                            36,500                   -
 Purchases of trading account securities      (98,637)            (92,857)
 Purchases of mortgage loans held for sale    (31,111)            (48,151)
 Proceeds from sales of mortgage loans held
 for sale                                      46,311              55,220
 Other, net                                     3,697               2,245
                                           ----------           ---------
      Net cash provided by (used in)
      operating activities                     28,561               6,764
                                           ----------           ---------
Cash flows from investing activities:
 Increase in interest bearing deposits
 with banks                                      (195)               (238)
 Proceeds from sales of securities
 available for sale                             3,807              26,833
 Proceeds from sales of securities held
 to maturity
 Proceeds from maturities of securities
 available for sale                            29,000              28,500
 Proceeds from maturities of securities
 held to maturity                               1,887               2,053
 Calls of securities available for sale         3,144               1,613
 Calls of securities held to maturity           2,939
 Purchases of securities available for sale   (50,824)            (56,454)
 Purchases of securities held to maturity      (5,521)             (3,728)
 Decrease (increase) in federal funds sold
 and securities purchased under agreements
 to resell                                       (850)              4,019
 Loans originated, net of principal collected
 on loans                                     (26,912)             (1,499)
 Purchases of premises and equipment           (3,221)             (1,825)
 Proceeds from sales of other real estate
 owned                                              5                 635
 Proceeds from sales of premises and equipment      2                   6
                                              -------            --------
 Net cash provided by (used in) investing
 activities                                   (46,739)                (85)
                                              -------            --------

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                        (Amounts in thousands)



Cash flows from financing activities:           1996              1995
                                            (Unaudited)        (Unaudited)

 Increase in deposits                         $12,058            $13,330
 Increase (decrease) in Federal funds
 purchased                                      7,150            (36,275)
 Increase (decrease) in securities sold
 under agreements to repurchase               (35,687)             4,299
 Increase in notes payable to the U.S.
 Treasury                                      14,868             16,342
 Increase (decrease) in advances from the
 Federal Home Loan Bank                         8,198             (9,875)
 Increase (decrease) in other borrowings        3,249             (2,660)
 Repurchase of common stock                      (847)                 -
 Cash dividends paid                             (567)              (495)
                                          -----------         ----------
  Net cash provided by (used in)
  financing activities                          8,422            (15,334)
                                          -----------         ----------


Decrease in cash and due form banks            (9,756)            (8,655)
Cash and due from banks, January 1             52,738             55,324
                                          -----------         ----------
Cash and due from banks, June 30              $42,982            $46,669
                                          ===========         ==========
Cash flow information:
 Income tax payments                          $ 2,200             $1,800
 Interest payments                            $18,730            $17,189
Non-cash transactions:
    Loans transferred to other assets         $   513            $   623

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                         JUNE 30, 1996 AND 1995


NOTE 1.    Summary of Significant Accounting Policies
      The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do no include all information and footnotes required by generally accepted
      accounting principles for complete  financial statements.    In
      the  opinion  of management,   all adjustments
      (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying consolidated financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

       The   accounting   and   reporting  policies   of   Area
      Bancshares Corporation,  (the  "Corporation") and its
      subsidiaries conform  to generally   accepted  accounting
      principles and general practices within the banking industry. The consolidated financial statements include the accounts of Area Bancshares Corporation and its whollyowned subsidiaries.
      All  significant inter-company  accounts  and transactions   have
      been  eliminated in  consolidation.    A   full description  of
      significant accounting policies is presented in the 1995 annual report to shareholders.

NOTE 2.    Presentation of Cash Flows

      For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from deposits, federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank, and other borrowings are treated as net increases or decreases.

NOTE 3.    Earnings Per Common and Common Equivalent Share

      For 1996 and 1995, earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock option plan were determined using the treasury stock method. Earnings per share and common equivalent share assuming full dilution are the same as earnings per common and common equivalent share.

NOTE 4.    Investment Securities

      Securities issued by states and political subdivisions are held to maturity while all other securities are available for
      sale. The amortized   cost    and  approximate  market  values
      of
      investment securities as of June 30, 1996 and December 31, 1995 are as follows:


      Available for Sale
      (Amounts in thousands)

                          AMORTIZED    UNREALIZED    UNREALIZED      MARKET
                             COST        GAINS         LOSSES        VALUE
June 30, 1996
U.S. Treasury and Federal
Agencies                  $173,773     $   367         $1,055       $173,085
Mortgage-Backed Securities  41,706       1,802            593         42,915
Other Debt Securities       11,743       2,025             11         13,757
                          --------    --------         ------       --------
Balance at June 30, 1996  $227,222      $4,194         $1,659       $229,757
                          ========    ========         ======       ========

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          JUNE 30, 1996 AND 1995
                                (continued)

NOTE 5.Investment Securities (continued)

                          AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                             COST        GAINS         LOSSES       VALUE
December 31, 1995
U.S. Treasury and Federal
Agencies                  $166,622        $1,644     $   840      $167,426
Mortgage-Backed Securities  41,489         2,491         349        43,631
Other Debt Securities        3,794           994           -         4,788
                          --------        ------     -------      --------
Balance at
December 31, 1995         $211,905        $5,129     $ 1,189      $215,845
                          ========        ======     =======      ========



      Held to Maturity
      (Amounts in thousands)

                          AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                             COST        GAINS         LOSSES      VALUE

June 30, 1996
States and Political
Subdivisions               $94,843       $3,189         $936     $97,096
                           =======       ======         ====     =======

                          AMORTIZED    UNREALIZED    UNREALIZED   MARKET
                             COST        GAINS         LOSSES     VALUE

December 31, 1995
States and Political
Subdivisions               $94,015      $4,407          $103    $98,319
                           =======      ======          ====    =======


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                          JUNE 30, 1996 AND 1995
                              (continued)

NOTE 6.          Accounting Matters
      The Financial Accounting Standards Board issued several statements during 1995 which were effective for the Corporation beginning in 1996.
     SFAS  No.  121,  "Accounting for the Impairment of Long-Lived
Assets
      and for Long-Lived Assets to Be Disposed Of", requires that longlived assets be reviewed for appropriate valuation. Should events or changes in circumstances indicate the future cash flows from the assets to be less than the carrying value, a loss should be recognized based upon the fair value of the asset. Long-lived assets  to  be disposed of will be reported at the lower of
      carrying value  or     fair value less cost to sell.  For a
      banking
      organization,
      capital assets and other real estate acquired in satisfaction of debt would be the most likely assets subject to this pronouncement. Because the Corporation's other real estate assets are carried at the lower of cost or fair value minus estimated selling costs, and capital assets are deployed in operating facilities, the adoption of SFAS No. 121 does not have a significant effect on the Corporation's financial position or results of operations.

      SFAS No. 122, "Accounting for Mortgage Servicing Rights", applies
      to all  companies  with  mortgage  banking  operations.   SFAS
      No. 122 requires  capitalization of mortgage servicing rights,
      regardless  of whether    they   were  acquired  through
      purchase
      or       origination
      activities.   Prior  to  issuance of SFAS  No.  122,  only
purchased
      mortgage   servicing  rights  were  capitalized.   The  new
standard
      effectively eliminates the accounting distinction between originated and purchased mortgage servicing rights. The Corporation's mortgage acquisition operations include selling loans serviced released, retaining servicing of loans sold, purchasing servicing rights,  and
      selling  servicing  rights.   As such,  implementation  of  this
      new standard has not had a significant effect on the Corporation's financial position or results of operations.

      SFAS  No.  123, "Accounting for Stock-Based Compensation",
introduces
      the use of a new fair value based method of accounting for stockbased compensation arrangements, but permits companies to
      retain  the intrinsic     value  based  method prescribed by
      Accounting  Principles
      Board  (APB)  Opinion  No.  25,  "Accounting  for  Stock  Issued
to
       Employees."   Under  the  fair  value  based  method  of
accounting,
    compensation expense is recognized for stock options and other equity instruments granted to employees based upon their fair value at the grant date. The intrinsic value based method prescribed by APB No. 25 recognizes compensation cost for stock options when the option price is less than the market value of the underlying stock. Companies not following the new fair value method are required to provide expanded disclosure of net income and earnings per share as if they  had  adopted  the  fair  value  accounting  method.
      The
      Corporation has elected to continue using the intrinsic value based method and will provide expanded disclosures related to the fair value method of accounting for stock-based compensation.

NOTE 7.                 Intangibles
      Goodwill   and   core   deposit  intangibles  arise   from
      purchase transactions.  Goodwill is amortized on a straight-line
      basis over  a 10  year  period.   Core  deposit  intangibles  are
      amortized  on  a straight-line  basis over the estimated lives of
      the  deposits  which average  10  years.   At  June 30, 1996 and
      December  31,  1995,  the unamortized  balances of goodwill  were
      $8,412,000
      and
    $9,016,000,   and  core  deposit  intangibles  were  $4,786,000
      and $5,299,000, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      General
      The Corporation is a multi-bank holding company incorporated in Kentucky in 1981 and registered under the Bank Holding Company Act of 1956, as amended. On June 30, 1996, the Corporation had direct control of three affiliated commercial banks and indirect control of three additional commercial banks through the ownership of holding companies, all of which
      are located  in Kentucky.     Of  the  six affiliated  banks,
      three  are national
      banks  and  three  are  state banks.
      The Corporation and its subsidiaries engage in retail and commercial banking and related financial services. In connection with these services, the company provides the usual products and services of retail and commercial banking such as deposits, commercial loans, personal loans, and trust services. The principal service of the Corporation consists of making loans. The principal markets for these loans are businesses and individuals. These loans are made at the offices of the affiliated banks and subsidiaries, and some are sold on the secondary market. Additionally, the Corporation engages in activities that are closely related to banking, including mortgage banking, investment brokerage, and consumer finance.

       The discussion that follows is intended to provide additional insight into the Corporation's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.
A.    Results of Operations
      Net income for the quarter ended June 30, 1996 was $3,415,000 or $.45 per share compared to $2,243,000 or $.29 per share for
      the same period  last  year, an increase of $1,172,000 or   52.3%
      and  $.16  per
      share or 55.2% respectively. Year-to-date earnings were $6,771,000 or $.89 per share compared to 5,033,000 or $.66 per share in 1995. The year-to-date increases were $1,738,000 or 34.5% and $.23 per share or 34.8%, respectively. Earnings improved for the quarter largely as a result of an increase in net interest income of $999,000 (taxable equivalent) and a reduction in the provision for loans losses
      of  $1,431,000 offset by a  decrease               in  non-
      interest income  and  an  increase
      in non-interest expenses of $168,000 and $428,000, respectively. Earnings for the six months ended June 30, 1996, increased as a result of an increase of $2,066,000 in net interest income (taxable equivalent), a reduction in the provision for loan losses of $1,594,000, by a decline in non-interest income of $388,000 and a $602,000 increase in non-interest expenses. The following table show the components of net income on a taxable equivalent basis.


               CONDENSED STATEMENTS OF INCOME - TAXABLE EQUIVALENT BASIS
                  (Amounts in thousands, except per share data)

                             3 MONTHS ENDED 6/30       6 MONTHS ENDED 6/30
                             1996    1995    CHANGE    1996    1995    CHANGE

Interest income           $20,266  $19,044   $1,222  $40,347 $37,423   $2,924
Taxable-equivalent
adjustment                    786      830      (44)   1,580   1,650      (70)
                          -------  -------   ------- ------- -------   ---------
Interest income-taxable
equivalent                 21,052   19,874    1,178   41,927  39,073    2,854
Interest expense            9,462    9,283      179   18,855  18,067      788
                          -------  -------   ------  ------- -------   ------
Net interest income-
taxable equivalent         11,590   10,591      999   23,072  21,006    2,066
Provision for loan
losses                        372    1,803   (1,431)     602   2,196   (1,594)
Non-interest income         3,678    3,846     (168)   6,794   7,182     (388)
Non-interest expenses       9,409    8,981      428   18,406  17,804      602
                          -------  -------   ------  ------- -------   ------

Income before income
taxes                       5,487    3,653    1,834   10,858   8,188    2,670
Income taxes                1,286      580      706    2,507   1,505    1,002
Tax equivalent adjustment     786      830      (44)   1,580   1,650      (70)
                          -------  -------   ------  ------- -------   ------

Net income               $  3,415 $  2,243   $1,172 $  6,771 $ 5,033   $1,738
                          =======  =======   ======  ======= =======   ======
Net income per share        $ .45    $ .29    $ .16    $ .89   $ .66    $ .23
                            =====    =====    =====    =====   =====    =====

      Net Interest Income

      The  largest component of the Corporation's operating income  is
      net interest  income.   Net  interest income is  the  difference
      between interest  earned on earning assets and interest expense
      on interest bearing  liabilities.                            For
      purposes of  this  discussion,  interest
      income  earned  on tax-exempt securities and loans is adjusted
      to a fully-taxable   equivalent  basis  to  facilitate comparison
     with interest earned which is subject to statutory taxation.

      Changes in net interest income generally occur due to fluctuations in the balances and/or mixes of interest-earning assets and interestbearing liabilities, and changes in their corresponding interest yields and costs.

      The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and six months ended June 30, 1996 and 1995, respectively.


(Amounts in thousands, except percentages)

                          3 MONTHS ENDED 6/30          6 MONTHS ENDED 6/30
                          1996   1995   CHANGE         1996   1995   CHANGE

Average rate on earning
assets                   8.44%  8.51%   -.07%          8.51%  8.45%   .06%
totaled $3,678,000 and $6,794,000 for  the
      three and  six  month periods ended June 30, 1996.  These amounts
      represent decreases  of  $168,000 or                        4.4%
      and $388,000 or  5.4%,  respectively,
      when  compared  to  1995  period totals.   Commissions  and  fees
      on fiduciary  activities  increased $145,000  or  23.6%  in  the second quarter of 1996 and $213,000 or 16.3% for the six month period  as  a result  of  increases  in  both  assets  under
      management  and  fees charged.   Service charges on deposit
      accounts increased $202,000  or 18.7%   to   $1,284,000   and
      $385,000  or  18.2%   to   $2,496,000, respectively, for the
      three and six months ended June 30, 1996,  when compared  to similar period totals in 1995, due largely to  increases in deposits subject to service charges and fees charged for services provided. Other  service charges, commissions  and  fees
      increased $37,000 or 3.9% for the quarter ended June 30, 1996 while decreasing $88,000  or 4.3% for the six months ended June
      30, 1996 when compared to  the same periods of 1995.  Securities gains decreased $382,000 or 46.2%  to $445,000 and $324,000 or
      42.9% for the three and six  month periods ending June 30, 1996 primarily as a result of a gain in  the amount  of  $890,000 during the second quarter of 1995 on a  security held  as
      available  for  sale.  Gains on sales  of  mortgage  loans decreased  $130,000 or 55.3% and $311,000 or 63.2%  for  the quarter and  year-to-date periods respectively when compared to
      1995 periods. These  decreases were the result of reduced
      mortgage  sales  activity caused  by rising interest rates.
      Gains (losses) on sales  of  other real  estate decreased $29,000 to $(4,000) and $124,000 to  $(7,000) for  the three and six month periods due to reduced sales  of  other real estate.Other non-interest income fell $11,000  or  10.3%  to
      $96,000  and  $139,000 or 38.6% to $221,000 for  the  three  and six month  periods ending June 30, 1996.  The decrease for the six month period  was  the  result  of legal fees recovered during the  first quarter of 1995 from prior years totaling
      $125,000. Non-interest Expense

     The following table sets forth the components of non-interest expense for the three and six months ended June 30, 1996:


      (Amounts in thousands)
                             3 MONTHS ENDED 6/30   6 MONTHS ENDED 6/30
                             1996  1995   CHANGE   1996  1995  CHANGE

Salaries and employee
benefits                   $4,567 $4,151   $416   $8,994 $8,190  $804
Net occupancy expense         548    512     36    1,210  1,025   185
Furniture and equipment
expense                       580    481     99    1,139    923   216
Federal deposit insurance      12    419   (407)      37    844  (807)
Data processing expense       487    397     90      928    821   107
Other                       3,215  3,021    194    6,098  6,001    97
                           ------ ------   ----   ------ ------  ----
                TOTAL     $9,409  $8,981   $428  $18,406 $17,804 $602
                           =====  ======   ====  ======= ======= ====

      Non-interest expenses when compared to 1995 period totals, increased $428,000 or 4.8% in the second quarter and $602,000 or 3.4% for the six months ended June 30, 1996. Salaries and
      employee  benefits increased  $416,000  or                 10.0%
      to $4,567,000  for  the second  quarter and $804,000 or 9.8% to
      $8,994,000 for the six  month period.                       The
      increase for the six month period  is  the  result  of
     additional  staff required to support the current and  future growth as well as the acquisition of a new affiliate in the third quarter of 1995. The new affiliate accounted for $246,000
      of the six  month increase.   Net  occupancy  expense  increased
      $36,000 or         7.0%
      to
      $548,000 and $185,000 or 18.0% for the three and six month periods ending June 30, 1996. The increase for the six month period was largely the result of six new branches and the acquisition of a new affiliate in the fourth quarter of 1995. Federal deposit insurance decreased $407,000 or 97.1% to $12,000 during the quarter ended June 30, 1996, when compared to 1995 period totals, and $807,000 or 95.6% to $37,000 for the six months ended June 30, 1996, as a result of a reduction in the rate charged by the Federal Deposit Insurance Corporation. Data processing expenses increased $90,000 or
      22.7% to
      $487,000  and  $107,000 or 13.0% to $928,000 for the  second quarter and year-to-date periods. The increases were the result of the Corporation's efforts to enhance its data processing capabilities
      to meet  internal  and  customer  needs.   Other  non-interest
      expenses increased  $194,000  or 6.4% to $3,215,000 and  $97,000
      or        1.6%
      to
    $6,098,000 for the three and six month periods when compared to 1995 period totals.

B.    Financial Position
    Total  assets  increased $15,787,000 or 1.4% to  $1,125,857,000 from December 31, 1995 to June 30, 1996.
      Earning assets totaled $1,033,391,000 on June 30, 1996, an increase of $24,570,000 or 2.4% over December 31, 1995.
      Loans, including loans held for sale, grew $9,351,000 to $657,547,000 during the six months ended June 30, 1996. Loans, including loans held for sale, represent the largest category of earning assets comprising
      63.6%
      of
      earning assets as of June 30, 1996 and 64.3% on December 31, 1995.

      Short-term investments, which include interest-bearing deposits with banks, federal funds sold and securities purchased under agreements to resell and trading account securities, totaled $51,244,000 on
      June 30, 1996, an increase of $479,000 or 1.0% from year end balances.

    Investment  securities  represent  31.4%  of  earning  assets.
They
      totaled $324,600,000 on June 30, 1996, an increase of $14,740,000
or
      4.8% over December 31, 1995 balances.

    Deposits   grew   by   $12,058,000  or  1.5%  to  $820,180,000
from
      $808,122,000 on December 31, 1995. Both non-interest bearing and interest bearing deposits grew from year-end totals, with noninterest bearing deposits increasing $6,355,000 or 4.7% and interest bearing deposits gaining $5,703,000 or .8%. Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan
      Bank,  and  other borrowings   decreased   by   $2,222,000   to
      $179,794,000
      from
      $182,016,000 on December 31, 1995.

      Capital Resources

      Shareholders'  equity  totaled $113,036,000  at  June  30,  1996, an
      increase of $4,462,000 or 4.1% from December 31, 1995. Out of net income of $6,771,000 during the first six months of 1996, $5,509,000 was retained after paying dividends to shareholders of $567,000 and purchasing common stock of $695,000. The net unrealized gains on
      securities available for sale, net of taxes were $1,648,000 at June 30, 1996, compared to net unrealized gains of $2,561,000 at
      year-end 1995.   Increasing market interest rates during 1996
      were responsible for the market value decline of the securities available for sale.

      The shareholders' equity-to-asset ratio was 10.04% at June 30, 1996 compared to 9.78% on December 31, 1995, exceeding the
      regulatory level    of   6.00%   required   for   "well-
      capitalized"   financial institutions.

      Book  values  per share were $14.90 and $14.25 at June 30,  1996 and December 31, 1995, respectively.


      A summary of the capital ratios are shown below.

                                                           Regulatory
                                                      Capital Requirements
                  June 30   December 31  June 30       Well       Minimum
                   1996        1995       1995     Capitalized    Required

Leverage Ratio     9.36%      8.64%      8.82%        5.00%        3.00%
Tier I Risk Based
Capital Ratio     14.16%     13.59%     13.82%        6.00%        4.00%
Total Risk Based
Capital Ratio     15.42%     14.85%     15.08%       10.00%        8.00%

      Asset Quality
      At  June  30,  1996,  the allowance for loan  and  lease  losses
      was $12,101,000   or 1.91%  of  quarter  end  loans,  as
      compared to
      $12,025,000  or 1.93% of loans at December 31, 1995.   The  ratio
      of the allowance for loan and lease losses to non-performing assets declined to 278.8% at June 30, 1996, compared with 289.6% at December 31, 1995 largely as a result of an increase
      from $1,092,000 to   $1,341,000  in  other  real  estate  owned
      and   in   substance foreclosures.   Non-performing assets
      consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned and in-substance foreclosures. Currently, net charge-offs are at .17% (annualized) of average year-to-date loans.


      The following schedule shows the dollar amount of assets at June 30, 1996 and December 31, 1995, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing, restructured loans, and other real estate and in-substance foreclosures:



      (In thousands)
                                      June 30         December 31
                                        1996              1995

      Nonperforming assets:
      Nonaccrual loans                 $2,466            $2,777
      Loans contractually past
       due ninety days or more as
       to interest or principal
       payments and still accruing        533               283
      Restructured loans                    -                 -
                                       ------            ------
Total nonperforming and restructured
 loans                                  2,999             3,060
    Other real estate owned and
    in-substance foreclosures           1,341             1,092
                                       ------            ------
Total nonperforming assets             $4,340            $4,152
                                       ======            ======


      The allowance for loan and lease losses is maintained at a level that is sufficient to absorb the losses that, in the reasonable opinion and judgment of management, are known and inherent  in  the loan portfolio.  Management's evaluation includes an
analysis of  the overall             quality  of  the  loan  portfolio,
      historical  loan   loss
      experience, loan delinquency trends, and the economic conditions within the Corporation's marketing area. Additional allocations for the allowance are based on specifically identified potential loss situations.

      The allowance for loan and lease losses is allocated by category of loan and by a percentage distribution of the allowance allocation. An allocation of the allowance for loan and lease losses is an estimate of the portion which will be used to cover future chargeoffs in each loan category, but does not preclude any portion of the allowance allocated to one type of loan from being used to cushion losses of another loan type. This allocation is determined by the estimated loss within each loan pool as well as any specific allocations that may
be assigned to specific loans within  the  same portfolio   section
with  the  remainder  being  assigned   to
      the
      unallocated category. The following table shows the allocation of the allowance for loan and lease losses by category of loan at June 30, 1996 and December 31, 1995:


                             June 30, 1996              December 31, 1995
                      Allowance for    Percent     Allowance for     Percent
                       loan losses    of total      loan losses     of total

Commercial             $3,939,000       32.6%       $3,481,000        28.9%
Real estate             1,496,000       12.4%        1,218,000        10.1%
Consumer                3,613,000       29.9%        3,233,000        26.9%
Unallocated             3,053,000       25.1%        4,093,000        34.1%
                       ----------       -----       ----------        -----

                      $12,101,000      100.0%      $12,025,000       100.0%
                      ===========      ======      ===========       ======




      A  continuous and comprehensive loan review program is maintained
      by the  Corporation  for  each affiliate bank.   The  purpose  of
      these reviews  is  to provide periodic review and inspection  of
      loans  to ensure   the  safety,  liquidity,  and  profitability
      of the   loan portfolio.            The  Corporation's loan
      review
      department  is  entrusted
      with the responsibility to identify foreseeable problems, measure compliance with established loan and operating polices, and provide objective loan portfolio appraisals to the Board of Directors and management.

C.    Liquidity
      Core  deposits  have  historically provided the  Corporation with a major source of stable and relatively low-cost funding. Secondary sources of liquidity include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank, and other borrowings.
    As of June 30, 1996, 72.8% of total assets were funded by core deposits while 16.0% were funded with secondary sources of liquidity discussed above, compared to 72.8% and 16.4%, respectively, for the year ended December 31, 1995.
      The loan-to-deposit ratio fell from 77.2% on December 31, 1995 to 77.1% on June 30, 1996. Interest Rate Sensitivity
Interest  rate  sensitivity has traditionally been  measured  by gap
analysis,   which  represents  the  difference  between  assets and
liabilities  that  reprice  in certain time  periods.   This method,
      while useful, has a number of limitations as it is a static point intime measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the following table, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 85.3%,
      and the  cumulative  gap  as   a percentage                 of
      total assets  was  (9.9%).   Because  of   inherent
      limitations of gap analysis, Area Bancshares uses a simulation model to more realistically measure its sensitivity to changing
      interest rates.   Management  monitors  the  rate  sensitivity
      and liquidity positions on an ongoing basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.


      (Amounts in thousands)
                                          June 30, 1996
                            Within    2-3      4-12   Total   After     Total
                           1 Month   Months   Months  1 Year  1 Year

Interest earning assets:
Interest Bearing Deposits
and Federal Funds Sold      $1,407     $  -     $ -   $1,407   $  -    $1,407
Trading Account Securities  49,837        -       -   49,837      -    49,837
Investment Securities       63,076   14,532  48,916  126,524 198,076  324,600
Mortgages Held for Sale     25,366        -       -   25,366      -    25,366
Loans                      216,340   42,545  183,885 442,770 189,411  632,181
                           -------   ------  ------- ------- -------  -------

Total Interest Sensitive
Assets                     356,026   57,077  232,801 645,904 387,487 1,033,391
                           -------   ------  ------- ------- ------- --------
Interest Sensitive
Liabilities:
Interest Bearing Transactions
Accounts (1)               268,996        -       -  268,996       -   268,996
Other Interest Bearing
Deposits                    77,189   59,190 202,383  338,762  71,191   409,953
Federal Funds Purchased     37,325        -       -   37,325       -    37,325
Securities Sold Under
Agreements to Repurchase    74,236      619   8,381   83,236   2,042    85,278
Notes Payable to U.S.
Treasury                    19,469        -       -   19,469       -    19,469
Advances from Federal Home
Loan Bank                        -    4,500   4,717    9,217  11,433    20,650
Other Borrowings                 -        -       -        -  17,072    17,072
                           -------    -----   -----  ------- -------   -------
Total Interest Sensitive
Liabilities                477,215   64,309 215,481  757,005 101,738   858,743
                           -------   ------ -------  ------- -------   -------
Interest Sensitivity
Gap                    $(121,189) $(7,232) $17,320 $(111,101)$285,749 $174,648
                       =========  =======  ======= ========= ======== ========

Cumulative Gap  $(121,189) $(128,421) $(111,101)  $(111,101) $174,648 $174,648
Cumulative Gap
as a Percentage
of Total Assets    (10.7%)    (11.4%)   (9.9%)      (9.9%)     15.5%    15.5%
Cumulative Ratio
of Interest
Sensitive Assets
to Interest
Sensitive
Liabilities         74.6%      76.3%    85.3%       85.3%     120.3%   120.3%

<F1>

      (1)Interest bearing transaction accounts (NOW's, Money Market accounts and passbooks) are generally less sensitive to changes in interest rates than other sources of funds, management has determined to include these accounts in the "Within 1 Month" category for gap analysis.


PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings
          Not applicable.

      Item 2.   Changes in Securities
          Not applicable.

      Item 3.   Defaults Upon Senior Securities
          Not applicable.
      Item 4.   Submission of Matters To a Vote of Security
Holders
          Not applicable.

      Item 5.   Other Information
          Not applicable.

      Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:
            Exhibit 11 Statement RE Computation of Earnings Per Share

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the
Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AREA BANCSHARES CORPORATION



Date:     August 2, 1996         By:       Thomas R. Brumley
                                     ---------------------------------
                                           Thomas R. Brumley
                                           President and Chief
                                           Executive Officer



Date:     August 2, 1996         By:       John A. Ray
                                     ---------------------------------
                                           John A. Ray
                                           Senior Vice President, Chief
                                           Financial Officer


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                              EXHIBIT 11
Statement RE Computation of Earnings Per Common Share and Common
                                   Equivalent Share



                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,

                                  1996         1995      1996        1995

Shares of common stock,
beginning                     7,599,314     7,621,039  7,618,714  7,625,539
                              =========     =========  =========  =========
Shares of common stock,
ending                        7,583,942     7,621,039  7,583,942  7,621,039
                              =========     =========  =========  =========

Computation of weighted
average number of common
and common equivalent shares:

Common shares outstanding
at the beginning of
the period                    7,599,314    7,621,039   7,618,714  7,625,539

Weighted average number of
shares issued                         -            -           -          -

Weighted average number of
shares redeemed                   5,124        4,500      18,565      2,287

Weighted average of common
stock equivalent attributable
to stock options granted,
computed under the treasury
stock method                      3,514        4,455       3,808      4,455
                              ---------    ---------   ---------  -----------

Weighted average number of
common and common equivalent
shares (note 3)               7,597,704    7,620,994  7,603,957   7,627,707
                              =========    =========  =========   =========


Earnings and earnings per common and common equivalent shares: (note 3)

Net income                   $3,415,000  $2,243,000 $6,771,000   $5,033,000
                             ==========  ========== ==========   ==========
Earnings per common and common
equivalent share                   $.45      $  .29     $  .89         $.66
                                     ==         ===        ===          ===
Dividends per share                $.04       $.035      $.075        $.065
                                     ==         ===        ===          ===
