Form 10-Q/A
period 1996-06-30
AREA BANCSHARES CORP
filed 1996-10-18
CIK 357191

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO
                       RULE 901(d) OF REGULATION S-T

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

                          AMEND OCTOBER 16, 1996
                                FORM 10-Q/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended June 30, 1996

                      Commission File Number 0-26032



                        AREA BANCSHARES CORPORATION
          (Exact name of registrant as specified in its charter)

  INCORPORATED IN KENTUCKY                     IRS EMPLOYER ID NUMBER
                                                   No. 61-0902343


                           230 FREDERICA STREET
                         OWENSBORO, KENTUCKY 42301
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


FINANCIAL STATEMENTS

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (Amount in thousands)


ASSETS                                        June 30,     December 31,
                                                1996           1995
                                            (Unaudited)    (Unaudited)

Cash and due from banks                       $42,982       $52,738
Interest bearing deposits with banks              457           262
Federal funds sold and securities purchased
  under agreements to resell                      950           100
Trading account securities                     49,837        50,403
Investment securities:
  Available for sale (amortized cost of
  $227,222 and $211,905, respectively)        229,757       215,845
  Held to maturity (fair value of $97,096
  and $98,319, respectively)                   94,843        94,015
                                              -------       -------
     Total investment securities              324,600       309,860
                                              -------       -------
Mortgage loans held for sale                   25,366        24,430

Loans, net of unearned discount               632,181       623,766
   Less allowance for loan losses              12,101        12,025
                                              -------       -------
     Net loans                                620,080       611,741
                                              -------       -------
Premises and equipment, net                    20,677        18,563
Accrued interest receivable                    11,834        11,399
Intangible assets                              13,198        14,315
Other assets                                   15,876        16,259
                                               ------        ------
     Total assets                          $1,125,857    $1,110,070
                                            =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits                $141,231      $134,876
Interest-bearing deposits                     678,949       673,246
                                              -------       -------
     Total deposits                           820,180       808,122
                                              -------       -------
Federal fund purchased                         37,325        30,175
Securities sold under agreements to
  repurchase                                   85,278       120,965
Notes payable to the U.S. Treasury             19,469         4,601
Advances from the Federal Home Loan Bank       20,650        12,452
Other borrowings                               17,072        13,823
Accrued expenses and other liabilities         12,847        11,358
                                               ------        ------
     Total liabilities                      1,012,821     1,001,496
                                            ---------     ---------
Preferred stock, no par value; authorized
  500,000 shares; none issued                       -             -
Common stock, no par value; authorized
  16,000,000 shares; issued and outstanding:
  June 30, 1996, 7,583,942; December 31, 1995,
  7,618,714                                    17,671        17,823
Paid-in capital                                10,000        10,000
Retained earnings                              84,208        78,699
Deferred compensation on restricted stock        (491)         (509)
Net unrealized gains on securities available
  for sale, net of tax                          1,648         2,561
                                               ------        ------
     Total shareholders' equity               113,036       108,574

Commitments and contingent liabilities
     Total liabilities and shareholders'
      equity                               $1,125,857    $1,110,070
                                            =========     =========

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
             THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
               (Amounts in thousands, except per share data)


                   Three Months Ended June 30,    Six Months Ended June 30,
                     1996              1995         1996            1995
                  (Unaudited)       (Unaudited)   (Unaudited)    (Unaudited)

Interest income:
 Loans, including
  fees               $14,989          $13,985       $29,888        $27,517
 Interest bearing
  deposits with banks      6                4            12              8
 Federal funds sold
  and securities purchased
  under agreements to
  resell                 266              160           571            213
 Interest and dividends
  on investment securities:
  U.S. Treasury securities
  and Federal agencies
  securities           3,338            3,187         6,510          6,295
 Obligations of states
  and political
  subdivisions         1,403            1,470         2,821          2,926
 Other                   264              238           545            464
                      ------           ------        ------         ------
    Total interest
     income           20,266           19,044        40,347         37,423
                      ------           ------        ------         ------
Interest expense:
 Interest on deposits  7,691            6,921        15,294         13,203
 Short-term borrowings 1,581            2,263         3,210          4,649
 Other borrowings        190               99           351            215
                      ------            -----        ------         ------
    Total interest
     expense           9,462            9,283        18,855         18,067
                      ------            -----        ------         ------
    Net interest
     income           10,804            9,761        21,492         19,356
Provision for loan
 losses                  372            1,803           602          2,196
                      ------            -----        ------         ------
Net interest income
 after provision for
 loan losses          10,432            7,958        20,890         17,160
                      ------            -----        ------         ------
Non-interest income:
 Commissions and fees
  on fiduciary
  activities             760              615         1,516          1,303
 Service charges
  on deposit accounts  1,284            1,082         2,496          2,111
 Other service charges,
  commissions and fees   992              955         1,956          2,044
 Securities gains, net   445              827           431            755
 Gains on sales of
  mortgage loans, net    105              235           181            492
 Gains (losses) on
  sales of other real
  estate owned, net       (4)              25            (7)           117
 Other                    96              107           221            360
                       -----            -----         -----          -----
    Total non-interest
     income            3,678            3,846         6,794          7,182
                       -----            -----         -----          -----
Non-interest expenses:
 Salaries and employee
  benefits             4,567            4,151         8,994          8,190
 Net occupancy expense   548              512         1,210          1,025
 Furniture and equipment
  expense                580              481         1,139            923
 Federal deposit
  insurance               12              419            37            844
 Data processing
  expense                487              397           928            821
 Other                 3,215            3,021         6,098          6,001
                       -----            -----         -----          -----
    Total non-interest
     expenses          9,409            8,981        18,406         17,804
                       -----            -----        ------         ------
Income before income
 tax expense           4,701            2,823         9,278          6,538
Income tax expense     1,286              580         2,507          1,505
                       -----            -----        ------         ------
    Net income        $3,415           $2,243        $6,771         $5,033
                       =====            =====         =====          =====

Weighted average
 common stock and
 common stock
 equivalent shares     7,598            7,621         7,604          7,628
Per common and common
 equivalent stock:
 Net income             $.45             $.29          $.89           $.66
 Cash dividends         $.04            $.035         $.075          $.065


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

Year Ended
December 31,
1995

Balance
December 31,
1994     7,625,539  $17,854  $10,000   $68,267      $(475)   $(3,556)  $92,090

Net income                              11,582                          11,582

Cash dividends
declared
($.135 per share)                       (1,026)                        (1,026)

Repurchase
of common
stock      (9,575)    (44)                (168)                          (212)

Sale of
Treasury
stock         750       6                                                   6

Restricted
stock
issued      6,500      29                  127       (156)                  -

Amortization
of deferred
compensation
on restricted
stock                                                  17                  17

Restricted
stock
forfeitures (4,500)   (22)                 (83)       105                   -

Change in
unrealized
losses on
securities
available for
sale, net of
taxes                                                          6,117     6,117
          ---------  ------  ------     ------      ----       -----   -------

Balance December
31, 1995  7,618,714  17,823  10,000     78,699      (509)      2,561   108,574

Six Months Ended June 30, 1996

Net income
January
through
June 30, 1996                           6,771                            6,771

Cash dividends
declared
($.075 per share)                        (567)                           (567)

Repurchase of
common
stock     (34,772)    (152)              (695)                           (847)

Amortization
of deferred
compensation
on restricted
stock                                                 18                   18

Change in
unrealized
gains on
securities
available
for sale,
net of tax                                                    (913)      (913)
          ---------   ------   ------    ------      ---     -----     ------

Balance June 30,
1996      7,583,942  $17,671  $10,000   $84,208     $(49)   $1,648    $113,036
          =========   ======   ======    ======      ===     =====     =======

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (Amounts in thousands)


Cash flows from operating activities:           1996                1995
                                            (Unaudited)         (Unaudited)

Net income                                      $6,771              $5,033
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Provision for loan losses                          602               2,196
Depreciation, amortization and
 accretion, net                                  2,460               1,075
Gain on sales of securities, net                  (431)               (755)
Gain on sales of mortgage loans, net              (181)               (492)
Loss (gain) on sales of other real
 estate owned                                        7                (117)
Gain on disposals of equipment                     (15)                 (4)
Deferred income taxes                             (150)                341
Proceeds from sales of trading
 account securities                             62,738              83,030
Proceeds from maturities of trading
 account securities                             36,500                   -
Purchases of trading account securities        (98,637)            (92,857)
Purchases of mortgage loans held for sale      (31,111)            (48,151)
Proceeds from sales of mortgage loans held
 for sale                                       46,311              55,220
Other, net                                       3,697               2,245
                                                ------              ------
Net cash provided by (used in)
 operating activities                           28,561               6,764
                                                ------              ------

Cash flows from investing activities:

Increase in interest bearing deposits
 with banks                                       (195)               (238)
Proceeds from sales of securities
 available for sale                              3,807              26,833
Proceeds from sales of securities
 held to maturity
Proceeds from maturities of securities
 available for sale                             29,000              28,500
Proceeds from maturities of securities
 held to maturity                                1,887               2,053
Calls of securities available for sale           3,144               1,613
Calls of securities held to maturity             2,939
Purchases of securities available for sale     (50,824)            (56,454)
Purchases of securities held to maturity        (5,521)             (3,728)
Decrease (increase) in federal funds sold
 and securities purchased under
 agreements to resell                             (850)              4,019
Loans originated, net of principal collected
 on loans                                      (26,912)             (1,499)
Purchases of premises and equipment             (3,221)             (1,825)
Proceeds from sales of other real estate owned       5                 635
Proceeds from sales of premises and equipment        2                   6
                                                ------               -----
Net cash provided by (used in)
 investing activities                          (46,739)                (85)
                                                ------                ----


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (Amounts in thousands)



Cash flows from financing activities:           1996                1995
                                            (Unaudited)         (Unaudited)

Increase in deposits                           $12,058             $13,330
Increase (decrease) in Federal
 funds purchased                                 7,150             (36,275)
Increase (decrease) in securities sold
 under agreements to repurchase                (35,687)              4,299
Increase in notes payable to the
 U.S. Treasury                                  14,868              16,342
Increase (decrease) in advances from
 the Federal Home Loan Bank                      8,198              (9,875)
Increase (decrease) in other borrowings          3,249              (2,660)
Repurchase of common stock                        (847)
Cash dividends paid                               (567)               (495)
                                                ------              ------
Net cash provided by (used in)
 financing activities                            8,422             (15,334)
                                                ------              ------

Decrease in cash and due form banks             (9,756)             (8,655)
Cash and due from banks, January 1              52,738              55,324
                                                ------              ------
Cash and due from banks, June 30               $42,982             $46,669
                                                ======              ======

Cash flow information:
 Income tax payments                            $2,200              $1,800
 Interest payments                             $18,730             $17,189
Non-cash transactions:
 Loans transferred to other assets                $513                $623


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

      The accounting and reporting policies of Area Bancshares Corporation, (the "Corporation") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Area Bancshares Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A full description of significant accounting policies is presented in the 1995 annual report to shareholders.

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


      Available for Sale
      (Amounts in thousands)

                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE


      June 30, 1996
      U.S. Treasury and
       Federal Agencies    $173,773        $367      $1,055   $173,085
      Mortgage-Backed
       Securities            41,706       1,802         593     42,915
      Other Debt Securities  11,743       2,025          11     13,757
                            -------       -----       -----    -------
      Balance at June 30,
       1996                $227,222      $4,194      $1,659   $229,757
                            =======       =====       =====    =======

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          JUNE 30, 1996 AND 1995
                                (continued)

NOTE 5.Investment Securities (continued)


                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE

      December 31, 1995
      U.S. Treasury and
       Federal Agencies    $166,622       $1,644       $840   $167,426
      Mortgage-Backed
       Securities            41,489        2,491        349     43,631
      Other Debt Securities   3,794          994                 4,788
                            -------        -----      -----    -------
      Balance at December
       31, 1995            $211,905       $5,129     $1,189   $215,845
                            =======        =====      =====    =======

      Held to Maturity
      (Amounts in thousands)

                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE

      June 30, 1996
      States and Political
       Subdivisions        $94,843       $3,189        $936    $97,096
                            ======        =====         ===     ======


                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE

      December 31, 1995
      States and Political
       Subdivisions        $94,015       $4,407         $103   $98,319
                            ======        =====          ===    ======

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

      SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", requires that long-lived assets be reviewed for appropriate valuation. Should events or changes in circumstances indicate the future cash flows from the assets to be less than the carrying value, a loss should be recognized based upon the fair value of the asset. Long-lived assets to be disposed of will be reported at the lower of carrying value or fair value less cost to sell. For a banking organization, capital assets and other real estate acquired in satisfaction of debt would be the most likely assets subject to this pronouncement. Because the Corporation's other real estate assets are carried at the lower of cost or fair value minus estimated selling costs, and capital assets are deployed in operating facilities, the adoption of SFAS No. 121 does not have a significant effect on the Corporation's financial position or results of operations.

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

      SFAS No. 123, "Accounting for Stock-Based Compensation", introduces the use of a new fair value based method of accounting for stock-based compensation arrangements, but permits companies to retain the intrinsic value based method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to
      Employees." Under the fair value based method of accounting, compensation expense is recognized for stock options and other equity instruments granted to employees based upon their fair value at the grant date. The intrinsic value based method prescribed by APB No. 25 recognizes compensation cost for stock options when the option price is less than the market value of the underlying stock. Companies not following the new fair value method are required to provide expanded disclosure of net income and earnings per share as if they had adopted the fair value accounting method. The Corporation has elected to continue using the intrinsic value based method and will provide expanded disclosures related to the fair value method of accounting for stock-based compensation.

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

A.    Results of Operations

      Net income for the quarter ended June 30, 1996 was $3,415,000 or $.45 per share compared to $2,243,000 or $.29 per share for the same period last year, an increase of $1,172,000 or 52.3% and $.16 per share or 55.2% respectively. Year-to-date earnings were $6,771,000 or $.89 per share compared to 5,033,000 or $.66 per share in 1995. The year-to-date increases were $1,738,000 or 34.5% and $.23 per share or 34.8%, respectively. Earnings improved for the quarter largely as a result of an increase in net interest income of $999,000 (taxable equivalent) and a reduction in the provision for loans losses of $1,431,000 offset by a decrease in non-interest income and an increase in non-interest expenses of $168,000 and $428,000, respectively. Earnings for the six months ended June 30, 1996, increased as a result of an increase of $2,066,000 in net interest income (taxable equivalent), a reduction in the provision for loan losses of $1,594,000, by a decline in non-interest income of $388,000 and a $602,000 increase in non-interest expenses. The following table show the components of net income on a taxable equivalent basis.


               CONDENSED STATEMENTS OF INCOME - TAXABLE EQUIVALENT BASIS
                     (Amounts in thousands, except per share data)

                          3 MONTHS ENDED 6/30            6 MONTHS ENDED 6/30
                       1996     1995     CHANGE       1996     1995     CHANGE

Interest income      $20,266  $19,044    $1,222    $40,347  $37,423    $2,924
Taxable-equivalent
 adjustment              786      830       (44)     1,580    1,650       (70)
                      ------   ------     -----     ------   ------     -----
Interest income-
 taxable equivalent   21,052   19,874     1,178     41,927   39,073     2,854
Interest expense       9,462    9,283       179     18,855   18,067       788
                      ------   ------     -----     ------   ------     -----
Net interest income-
 taxable equivalent   11,590   10,591       999     23,072   21,006     2,066
Provision for loan
 losses                  372    1,803    (1,431)       602    2,196    (1,594)
Non-interest income    3,678    3,846      (168)     6,794    7,182      (388)
Non-interest expenses  9,409    8,981       428     18,406   17,804       602
                      ------   ------     -----     ------   ------     -----
Income before income
 taxes                 5,487    3,653     1,834     10,858    8,188     2,670
Income taxes           1,286      580       706      2,507    1,505     1,002
Tax equivalent
 adjustment              786      830       (44)     1,580    1,650       (70)
                       -----    -----     -----      -----    -----     -----

Net income            $3,415   $2,243    $1,172     $6,771   $5,033    $1,738
                       =====    =====     =====      =====    =====     =====

Net income per share    $.45     $.29      $.16       $.89     $.66      $.23
                         ===      ===       ===        ===      ===       ===

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

      Changes in net interest income generally occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs.

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


      (Amounts in thousands, except percentages)
                              3 MONTHS ENDED 6/30    6 MONTHS ENDED 6/30
                              1996  1995   CHANGE    1996   1995  CHANGE

      Average rate on
       earning assets        8.44%  8.51%   -.07%   8.51%   8.45%  .06%
      Average rate on
       interest bearing
       liabilities           4.63%  4.70%   -.07%   4.61%   4.60%  .01%
      Net interest spread    3.81%  3.81%           3.90%   3.85%  .05%
      Net interest margin    4.65%  4.53%    .12%   4.68%   4.54%  .14%
      Average earning
       assets          $1,003,544 $936,765 $66,779 $990,362 $932,651 $57,711
      Average interest
       bearing
       liabilities       $821,978 $791,654 $30,324 $821,783 $792,625 $29,158


      Net interest income, on a tax equivalent basis, increased $999,000 or 9.4% for the quarter ended June 30, 1996, primarily as a result of an increase in average net earning assets (average earning assets less average interest bearing liabilities). For the six months ended June 30, 1996, net interest income, on a tax equivalent basis, increased $2,066,000 or 9.8% over the same period of 1995, largely as a result of an increase in average net earning assets (average earning assets less average interest bearing liabilities). The net interest margin was 4.68% for the first six months compared to 4.54% a year earlier. The improvement in the net interest margin was the result of an increase of .01% in the rate paid on interest bearing liabilities while the rate on earning assets increased .06% during the period.

      Provision for Loan Losses

      The allowance for loan losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual loans, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors, which in management's judgment, deserve current recognition. However, actual losses could differ significantly from the amount estimated by management. The allowance for loan losses is established by charges to operating earnings.


      An analysis of the changes in the allowance for loan losses and selected ratios follows:


      (Amounts in thousands, except percentages)

                                        3 MONTHS ENDED 6/30
                                     1996       1995      CHANGE

      Balance, March 31            $12,330    $11,630      $700
      Provision for loan losses        372      1,803    (1,431)
      Loan loss recoveries             198        141        57
      Loans charged off                799      1,307      (508)
                                    ------     ------      ----
      Balance, June 30             $12,101    $12,267     $(166)
                                    ======     ======      ====

      Average loans, net of
       unearned income            $620,413   $608,778    $11,635
      Provision for loan losses
       to average loans*              .24%      1.18%      -.94%
      Net loan charge-offs to
       average loans*                 .39%       .77%      -.38%
      Allowance for loan losses
       to end of period loans        1.91%      2.04%      -.13%

                                        6 MONTHS ENDED 6/30
                                       1996     1995    CHANGE

      Balance, January 1             $12,025  $11,156     $869
      Provision for loan losses          602    2,196   (1,594)
      Loan loss recoveries               644      467      177
      Loans charged off                1,170    1,552     (382)
                                      ------   ------     ----
      Balance, June 30               $12,101  $12,267    $(166)
                                      ======   ======     ====
      Average loans, net of
       unearned income              $619,685 $606,175   $13,510
      Provision for loan losses
       to average loans*                .19%     .72%      -.53%
      Net loan charge-offs to
       average loans*                   .17%     .36%      -.19%
      Allowance for loan losses
       to end of period loans          1.91%    2.04%      -.13%

      *  amounts annualized


      The  provision  for  loan  losses decreased $1,431,000  or  79.4%  to
      $372,000 for the quarter ended June 30, 1996, and decreased $1,594,000 or 72.6% to $602,000 during the six months ended June 30, 1996 compared to the same periods last year. The reduction for both the quarter and six month period was the result of improved loan quality and reduced levels of net loan charge-offs (loan charge-offs less recoveries).

      The provision for loan losses as a percentage of average loans totaled .24% (annualized) for the quarter ended June 30, 1996 compared to 1.18% (annualized) for the quarter ended June 30, 1995. For the six month period ended June 30, 1996, the provision for loan losses as a percentage of average loans decreased to .19% (annualized) from .72% (annualized) for the same period in 1995. These decreases reflected a larger provision in the first quarter of 1995 that was used to increase the reserve as a result of loans charged off and to provide for the growth that had occurred in the portfolio.

      Net loan charge-offs (loan charge-offs less recoveries) to average loans decreased to .39% (annualized) from .77% (annualized) for the quarter ended June 30, 1996, and decreased to .17% (annualized) from .36% (annualized) for the six months ending June 30, 1996. These reductions were the result of a decrease in the loans charged-off in the second quarter of 1996 compared to the second quarter of 1995. The reduced level of charge-offs during 1996 reflects the improved quality of the loan portfolio.

      The reserve for loan losses represented 1.91% of total loans on June 30, 1996, down slightly from the June 30, 1995 level of 2.04% and 1.93% at year-end. These decreases were primarily the result of loan growth.

      Non-Interest Income

      The following table sets forth the components of non-interest income for the three and six months ended June 30, 1996 and 1995:


      (Amounts in thousands)
                       3 MONTHS ENDED 6/30           6 MONTHS ENDED 6/30
                    1996      1995      CHANGE    1996      1995       CHANGE

Commissions and
 fees on fiduciary
 activities         $760      $615        $145  $1,516    $1,303         $213
Service charges
 on deposit
 accounts          1,284     1,082         202   2,496     2,111          385
Other service
 charges,
 commissions and
 fees                992       955          37   1,956     2,044          (88)
Securities gains
 (net)               445       827        (382)    431       755         (324)
Gains on sales of
 mortgage loans
 (net)               105       235        (130)    181       492         (311)
Gains (losses) on
 sales of other real
 estate (net)         (4)       25         (29)     (7)      117         (124)
Other                 96       107         (11)    221       360         (139)
                   -----     -----        ----   -----     -----         ----
 TOTAL            $3,678    $3,846       $(168) $6,794    $7,182        $(388)
                   =====     =====        ====   =====     =====         ====

      Non-interest income totaled $3,678,000 and $6,794,000 for the three and six month periods ended June 30, 1996. These amounts represent decreases of $168,000 or 4.4% and $388,000 or 5.4%, respectively, when compared to 1995 period totals. Commissions and fees on fiduciary activities increased $145,000 or 23.6% in the second quarter of 1996 and $213,000 or 16.3% for the six month period as a result of increases in both assets under management and fees charged. Service charges on deposit accounts increased $202,000 or 18.7% to $1,284,000 and $385,000 or 18.2% to $2,496,000,
      respectively, for the three and six months ended June 30, 1996, when compared to similar period totals in 1995, due largely to increases in deposits subject to service charges and fees charged for services provided. Other service charges, commissions and fees increased $37,000 or 3.9% for the quarter ended June 30, 1996 while decreasing $88,000 or 4.3% for the six months ended June 30, 1996 when compared to the same periods of 1995. Securities gains decreased $382,000 or 46.2% to $445,000 and $324,000 or 42.9% for the three and six month periods ending June 30, 1996 primarily as a result of a gain in the amount of $890,000 during the second quarter of 1995 on a security held as available for sale. Gains on sales of mortgage loans decreased $130,000 or 55.3% and $311,000 or 63.2% for the quarter and year-to-date periods respectively when compared to 1995 periods. These decreases were the result of reduced mortgage sales activity caused by rising interest rates. Gains (losses) on sales of other real estate decreased $29,000 to $(4,000) and $124,000 to $(7,000)
      for the three and six month periods due to reduced sales of other real estate. Other non-interest income fell $11,000 or 10.3% to $96,000 and $139,000 or 38.6% to $221,000 for the three and six month periods ending June 30, 1996. The decrease for the six month period was the result of legal fees recovered during the first quarter of 1995 from prior years totaling $125,000.

      Non-interest Expense


      The following table sets forth the components of non-interest expense for the three and six months ended June 30, 1996:


      (Amounts in thousands)
                  3 MONTHS ENDED 6/30               6 MONTHS ENDED 6/30
               1996       1995      CHANGE       1996       1995      CHANGE

Salaries and
 employee
 benefits    $4,567     $4,151       $416      $8,994     $8,190        $804
Net
 occupancy
 expense        548        512         36       1,210      1,025         185
Furniture and
 equipment
 expense        580        481         99       1,139        923         216
Federal deposit
 insurance       12        419       (407)         37        844        (807)
Data processing
 expense        487        397         90         928        821         107
Other         3,215      3,021        194       6,098      6,001          97
              -----      -----        ---      ------     ------         ---
 TOTAL       $9,409     $8,981       $428     $18,406    $17,804        $602
              =====      =====        ===      ======     ======         ===

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

      Short-term investments, which include interest-bearing deposits with banks, federal funds sold and securities purchased under agreements to resell and trading account securities, totaled $51,244,000 on June 30, 1996, an increase of $479,000 or 1.0% from year-end balances.

      Investment  securities  represent  31.4%  of  earning  assets.   They
      totaled $324,600,000 on June 30, 1996, an increase of $14,740,000  or
      4.8% over December 31, 1995 balances.

      Deposits   grew   by   $12,058,000  or  1.5%  to  $820,180,000   from
      $808,122,000 on December 31, 1995. Both non-interest bearing and interest bearing deposits grew from year-end totals, with non-interest bearing deposits increasing $6,355,000 or 4.7% and interest bearing deposits gaining $5,703,000 or .8%.

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

      The shareholders' equity-to-asset ratio was 10.04% at June 30, 1996 compared to 9.78% on December 31, 1995, exceeding the regulatory level of 6.00% required for "well-capitalized" financial institutions.

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



      The following schedule shows the dollar amount of assets at June 30, 1996 and December 31, 1995, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing, restructured loans, and other real estate and in-substance foreclosures:


      (In thousands)
                                      June 30         December 31
                                        1996              1995

Nonperforming assets:
 Nonaccrual loans                      $2,466            $2,777
 Loans contractually past
  due ninety days or more
  as to interest or principal
  payments and still accruing             533               283
 Restructured loans
Total nonperforming and restructured
 loans                                  2,999             3,060
Other real estate owned and in-
 substance foreclosures                 1,341             1,092
                                        -----             -----
Total nonperforming assets             $4,340            $4,152
                                        =====             =====

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

      The allowance for loan and lease losses is allocated by category of loan and by a percentage distribution of the allowance allocation. An allocation of the allowance for loan and lease losses is an estimate of the portion which will be used to cover future charge-offs in each loan category, but does not preclude any portion of the allowance allocated to one type of loan from being used to cushion losses of another loan type. This allocation is determined by the estimated loss within each loan pool as well as any specific allocations that may be assigned to specific loans within the same portfolio section with the remainder being assigned to the unallocated category. The following table shows the allocation of the allowance for loan and lease losses by category of loan at June 30, 1996 and December 31, 1995:


                              June 30, 1996              December 31, 1995
                       Allowance for      Percent    Allowance for   Percent
                       loan losses       of total     loan losses   of total

      Commercial       $3,939,000         32.6%       $3,481,000      28.9%
      Real estate       1,496,000         12.4%        1,218,000      10.1%
      Consumer          3,613,000         29.9%        3,233,000      26.9%
      Unallocated       3,053,000         25.1%        4,093,000      34.1%

                      $12,101,000        100.0%      $12,025,000     100.0%


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

      The loan-to-deposit ratio fell from 77.2% on December 31, 1995 to 77.1% on June 30, 1996.

      Interest Rate Sensitivity

      Interest rate sensitivity has traditionally been measured by gap analysis, which represents the difference between assets and liabilities that reprice in certain time periods. This method, while useful, has a number of limitations as it is a static point-in-time measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the following table, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 85.3%, and the cumulative gap as a percentage of total assets was (9.9%). Because of inherent limitations of gap analysis, Area Bancshares uses a simulation model to more realistically measure its sensitivity to changing interest rates. Management monitors the rate sensitivity and liquidity positions on an ongoing basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.


      (Amounts in thousands)
                                          June 30, 1996
                          Within    2-3      4-12   Total   After     Total
                         1 Month   Months   Months  1 Year  1 Year

Interest earning assets:
Interest Bearing Deposits
 and Federal Funds Sold   $1,407   $        $      $1,407   $        $1,407
Trading Account
 Securities               49,837                   49,837            49,837
Investment Securities     63,076   14,532  48,916 126,524  198,076  324,600
Mortgages Held for Sale   25,366                   25,366            25,366
Loans                    216,340   42,545 183,885 442,770  189,411  632,181
                         -------   ------ ------- -------  -------  -------
 Total Interest
  Sensitive Assets       356,026   57,077 232,801 645,904  387,487 1,033,391
                         -------   ------ ------- -------  ------- ---------
Interest Sensitive Liabilities:
Interest Bearing Transactions
 Accounts (1)            268,996                  268,996            268,996
Other Interest Bearing
 Deposits                 77,189   59,190 202,383 338,762   71,191   409,953
Federal Funds Purchased   37,325                   37,325             37,325
Securities Sold Under
 Agreements to Repurchase 74,236      619   8,381  83,236    2,042    85,278
Notes Payable to U.S.
 Treasury                 19,469                   19,469             19,469
Advances from Federal Home
 Loan Bank                          4,500   4,717   9,217   11,433    20,650
Other Borrowings                                            17,072    17,072
                         -------   ------ ------- -------  -------   -------
 Total Interest Sensitive
  Liabilities            477,215   64,309 215,481 757,005  101,738   858,743
                         -------   ------ ------- -------  -------   -------
Interest Sensitivity
 Gap                 $(121,189) $(7,232) $17,320 $(111,101) $285,749 $174,648
                      ========   ======   ======   =======   =======  =======
Cumulative Gap   $(121,189) $(128,421) $(111,101) $(111,101) $174,648 $174,648
Cumulative Gap
 as a Percentage
 of Total Assets    (10.7%)   (11.4%)      (9.9%)    (9.9%)     15.5%    15.5%
Cumulative Ratio
 of Interest
 Sensitive Assets
 to Interest
 Sensitive
 Liabilities         74.6%     76.3%       85.3%     85.3%     120.3%   120.3%

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

      Item 3.   Defaults Upon Senior Securities
          Not applicable.

      Item 4.   Submission of Matters To a Vote of Security Holders
          Not applicable.

      Item 5.   Other Information
          Not applicable.

      Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

            Exhibit 11 Statement RE Computation of Earnings Per Share page
      21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




AREA BANCSHARES CORPORATION


                                           Thomas R. Brumley
Date: August 2, 1996                  By:  ------------------------------
                                           Thomas R. Brumley
                                           President and Chief Executive
                                           Officer


                                           John A. Ray
Date: August 2, 1996                  By:  ------------------------------
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
                              =========    =========  =========  =========

Computation of weighted average number of common and common equivalent shares:

Common shares outstanding
 at the beginning of the
 period                       7,599,314    7,621,039  7,618,714  7,625,539

Weighted average number
 of shares issued

Weighted average number
 of shares redeemed               5,124        4,500     18,565      2,287

Weighted average of common
 stock equivalent attributable
 to stock options granted, computed
 under the treasury stock
 method                           3,514        4,455      3,808      4,455
                                  -----        -----      -----      -----

Weighted average number of
 common and common
 equivalent shares (note 3)   7,597,704    7,620,994  7,603,957  7,627,707
                              =========    =========  =========  =========

Earnings and earnings per common and common equivalent shares: (note 3)

Net income                   $3,415,000  $2,243,000  $6,771,000 $5,033,000
                              =========   =========   =========  =========
Earnings per common and common
 equivalent share                  $.45        $.29        $.89       $.66
                                    ===         ===         ===        ===
Dividends per share                $.04       $.035       $.075      $.065
                                    ===        ====        ====       ====