Form 10-Q/A
period 1996-06-30
AREA BANCSHARES CORP
filed 1996-10-29
CIK 357191

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



               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                        (Amount in thousands)


ASSETS                                        June 30,     December 31,
                                                1996           1995
                                            (Unaudited)     (Unaudited)

Cash and due from banks                        $42,982        $52,738
Interest bearing deposits with banks               457            262
Federal funds sold and securities purchased
 under agreements to resell                        950            100
Trading account securities                      49,837         50,403
Investment securities:
   Available for sale (amortized cost of
   $227,222 and $211,905, respectively)        229,757        215,845
   Held to maturity (fair value of $97,096
   and $98,319, respectively)                   94,843         94,015
                                               -------        -------
     Total investment securities               324,600        309,860
                                               -------        -------

Mortgage loans held for sale                    25,366         24,430

Loans, net of unearned discount                632,181        623,766
   Less allowance for loan losses               12,101         12,025
                                               -------        -------
     Net loans                                 620,080        611,741
                                               -------        -------
Premises and equipment, net                     20,677         18,563
Accrued interest receivable                     11,834         11,399
Intangible assets                               13,198         14,315
Other assets                                    15,876         16,259
                                             ---------      ---------
     Total assets                           $1,125,857     $1,110,070
                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits                 $141,231       $134,876
Interest-bearing deposits                      678,949        673,246
                                               -------        -------
     Total deposits                            820,180        808,122
                                               -------        -------

Federal fund purchased                          37,325         30,175
Securities sold under agreements
 to repurchase                                  85,278        120,965
Notes payable to the U.S. Treasury              19,469          4,601
Advances from the Federal Home Loan Bank        20,650         12,452
Other borrowings                                17,072         13,823
Accrued expenses and other liabilities          12,847         11,358
                                             ---------      ---------
     Total liabilities                       1,012,821      1,001,496
                                             ---------      ---------

Preferred stock, no par value; authorized
 500,000 shares; none issued                         -              -
Common stock, no par value; authorized
 16,000,000 shares; issued and outstanding:
 June 30, 1996, 7,583,942; December 31, 1995,
 7,618,714                                      17,671         17,823
Paid-in capital                                 10,000         10,000
Retained earnings                               84,208         78,699
Deferred compensation on restricted stock         (491)          (509)
Net unrealized gains on securities available
 for sale, net of tax                            1,648          2,561
                                               -------        -------
     Total shareholders' equity                113,036        108,574

Commitments and contingent liabilities
   Total liabilities and shareholders'
    equity                                  $1,125,857     $1,110,070
                                             =========      =========


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
           THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
             (Amounts in thousands, except per share data)


                     Three Months Ended June 30,    Six Months EndedJune 30,
                       1996              1995        1996             1995
                    (Unaudited)       (Unaudited) (Unaudited)      (Unaudited)

Interest income:
 Loans, including
  fees                $14,989           $13,985     $29,888          $27,517
 Interest bearing
  deposits with banks       6                 4          12                8
 Federal funds sold
  and securities purchased
  under agreements to
  resell                  266               160         571              213
Interest and dividends
 on investment securities:
 U.S. Treasury securities
  and Federal agencies
  securities            3,338             3,187       6,510            6,295
 Obligations of states
  and political
  subdivisions          1,403             1,470       2,821            2,926
    Other                 264               238         545              464
                        -----             -----       -----            -----
       Total interest
        income         20,266            19,044      40,347           37,423
                       ------            ------      ------           ------
Interest expense:
 Interest on deposits   7,691             6,921      15,294           13,203
 Short-term borrowings  1,581             2,263       3,210            4,649
 Other borrowings         190                99         351              215
                        -----             -----      ------           ------
       Total interest
        expense         9,462             9,283      18,855           18,067
                        -----             -----      ------           ------
       Net interest
        income         10,804             9,761      21,492           19,356
Provision for loan
 losses                   372             1,803         602            2,196
                       ------             -----      ------           ------
 Net interest income
  after provision for
  loan losses          10,432             7,958      20,890           17,160
                       ------             -----      ------           ------
Non-interest income:
 Commissions and
  fees on fiduciary
  activities              760               615       1,516            1,303
 Service charges on
  deposit accounts      1,284             1,082       2,496            2,111
 Other service charges,
  commissions and fees    992               955       1,956            2,044
 Securities gains, net    445               827         431              755
 Gains on sales of
  mortgage loans, net     105               235         181              492
 Gains (losses) on sales
  of other real estate
  owned, net               (4)               25          (7)             117
     Other                 96               107         221              360
                        -----             -----       -----            -----
       Total non-interest
        income          3,678             3,846       6,794            7,182
                        -----             -----       -----            -----
Non-interest expenses:
 Salaries and employee
  benefits              4,567             4,151       8,994            8,190
 Net occupancy expense    548               512       1,210            1,025
 Furniture and equipment
  expense                 580               481       1,139              923
 Federal deposit
  insurance                12               419          37              844
 Data processing
  expense                 487               397         928              821
 Other                  3,215             3,021       6,098            6,001
                        -----             -----       -----            -----
       Total non-
        interest
         expenses       9,409             8,981      18,406           17,804
                        -----             -----      ------           ------
 Income before income
  tax expense           4,701             2,823       9,278            6,538
Income tax expense      1,286               580       2,507            1,505
                        -----             -----       -----            -----
       Net income      $3,415            $2,243      $6,771           $5,033
                        =====             =====       =====            =====
Weighted average common
 stock and common stock
 equivalent shares      7,598             7,621       7,604            7,628
Per common and common
 equivalent stock:
 Net income              $.45              $.29        $.89             $.66
 Cash dividends          $.04             $.035       $.075            $.065


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

Year Ended
 December 31,
 1995

Balance
 December 31,
 1994    7,625,539 $17,854  $10,000    $68,267     $(475)    $(3,556) $92,090

Net income                              11,582                         11,582

Cash dividends
 declared
($.135 per share)                       (1,026)                        (1,026)

Repurchase of
 common
 stock     (9,575)    (44)                (168)                          (212)

Sale of
 Treasury
 stock       750        6                                                   6

Restricted
 stock
 issued    6,500       29                  127       (156)

Amortization
 of deferred
 compensation
 on restricted
 stock                                                 17                  17

Restricted
 stock
 forfeitures (4,500)  (22)                 (83)       105

Change in
 unrealized
 losses on
 securities
 available
 for sale,
 net of taxes                                                  6,117    6,117
            -------  -----   ------       ------      -----    -----    -----

Balance
December 31,
1995       7,618,714 17,823  10,000     78,699      (509)      2,561  108,574

Six Months Ended June 30, 1996

Net income
 January through
 June 30, 1996                           6,771                          6,771

Cash dividends
 declared
 ($.075 per share)                        (567)                          (567)

Repurchase of
 common
 stock      (34,772)  (152)               (695)                          (847)

Amortization
 of deferred
 compensation
 on restricted
 stock                                               18                   18

Change in
 unrealized
 gains on
 securities
 available
 for sale,
 net of tax                                                   (913)     (913)
            --------   -------   ------   --------   -------   ---       ---

Balance
 June 30,
 1996    7,583,942  $17,671  $10,000  $84,208    $(491)     $1,648  $113,036
         =========   ======   ======   ======     ====       =====   =======


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (Amounts in thousands)

Cash flows from operating activities:           1996                1995
                                            (Unaudited)          (Unaudited)

Net income                                     $6,771               $5,033
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
Provision for loan losses                         602                2,196
Depreciation, amortization and accretion,
 net                                            2,460                1,075
Gain on sales of securities, net                 (431)                (755)
Gain on sales of mortgage loans, net             (181)                (492)
Loss (gain) on sales of other real estate owned     7                 (117)
Gain on disposals of equipment                    (15)                  (4)
Deferred income taxes                            (150)                 341
Proceeds from sales of trading account
 securities                                    62,738               83,030
Proceeds from maturities of trading account
 securities                                    36,500
Purchases of trading account securities       (98,637)             (92,857)
Purchases of mortgage loans held for sale     (31,111)             (48,151)
Proceeds from sales of mortgage loans held
 for sale                                      46,311               55,220
Other, net                                      3,697                2,245
                                               ------               ------
      Net cash provided by (used in)
       operating activities                    28,561                6,764
                                               ------               ------

Cash flows from investing activities:

Increase in interest bearing deposits
 with banks                                      (195)                (238)
Proceeds from sales of securities available
 for sale                                       3,807               26,833
Proceeds from sales of securities held to
 maturity
Proceeds from maturities of securities
 available  for sale                           29,000               28,500
Proceeds from maturities of securities
 held to maturity                               1,887                2,053
Calls of securities available for sale          3,144                1,613
Calls of securities held to maturity            2,939
Purchases of securities available for sale    (50,824)             (56,454)
Purchases of securities held to maturity       (5,521)              (3,728)
Decrease (increase) in federal funds sold
 and securities purchased under agreements
 to resell                                       (850)               4,019
Loans originated, net of principal collected
 on loans                                     (26,912)              (1,499)
Purchases of premises and equipment            (3,221)              (1,825)
Proceeds from sales of other real estate owned      5                  635
Proceeds from sales of premises and equipment       2                    6
                                               ------                -----
      Net cash provided by (used in)
       investing activities                   (46,739)                 (85)
                                               ------                -----

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (Amounts in thousands)


Cash flows from financing activities:           1996                1995
                                            (Unaudited)         (Unaudited)

Increase in deposits                           $12,058             $13,330
Increase (decrease) in Federal funds purchased   7,150             (36,275)
Increase (decrease) in securities sold under
 agreements to repurchase                      (35,687)              4,299
Increase in notes payable to the U.S. Treasury  14,868              16,342
Increase (decrease) in advances from the
 Federal Home Loan Bank                          8,198              (9,875)
Increase (decrease) in other borrowings          3,249              (2,660)
Repurchase of common stock                        (847)
Cash dividends paid                               (567)               (495)
                                               -------              ------
      Net cash provided by (used in)
       financing activities                      8,422             (15,334)
                                               -------              ------

Decrease in cash and due form banks             (9,756)             (8,655)
Cash and due from banks, January 1              52,738              55,324
                                                ------              ------
Cash and due from banks, June 30               $42,982             $46,669
                                                ======              ======
Cash flow information:
 Income tax payments                            $2,200              $1,800
 Interest payments                             $18,730             $17,189
Non-cash transactions:
 Loans transferred to other assets                $513                $623


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


               CONDENSED STATEMENTS OF INCOME - TAXABLE EQUIVALENT BASIS
                     (Amounts in thousands, except per share data)

                      3 MONTHS ENDED 6/30            6 MONTHS ENDED 6/30
                    1996     1995     CHANGE       1996     1995     CHANGE

Interest income   $20,266  $19,044    $1,222     $40,347  $37,423    $2,924
Taxable-equivalent
 adjustment           786      830       (44)      1,580    1,650       (70)
                   ------   ------     -----      ------   ------     -----
Interest income-
 taxable
 equivalent        21,052   19,874     1,178      41,927   39,073     2,854
Interest expense    9,462    9,283       179      18,855   18,067       788
                   ------   ------     -----      ------   ------     -----
Net interest
 income-taxable
 equivalent        11,590   10,591       999      23,072   21,006     2,066
Provision for loan
 losses               372    1,803    (1,431)        602    2,196    (1,594)
Non-interest
 income             3,678    3,846      (168)      6,794    7,182      (388)
Non-interest
 expenses           9,409    8,981       428      18,406   17,804       602
                   ------   ------     -----      ------   ------     -----
Income before
 income taxes       5,487    3,653     1,834      10,858    8,188     2,670
Income taxes        1,286      580       706       2,507    1,505     1,002
Tax equivalent
 adjustment           786      830       (44)      1,580    1,650       (70)
                    -----    -----     -----       -----    -----     -----

     Net income    $3,415   $2,243    $1,172      $6,771   $5,033    $1,738
                    =====    =====     =====       =====    =====     =====

     Net income
      per share      $.45     $.29      $.16        $.89     $.66      $.23
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

Changes in net interest income generally occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest bearing liabilities, and changes in their corresponding interest yields and costs.

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


An analysis of the changes in the allowance for loan losses and selected ratios follows:


(Amounts in thousands, except percentages)

                                        3 MONTHS ENDED 6/30
                                      1996      1995     CHANGE

Balance, March 31                  $12,330   $11,630       $700
Provision for loan losses              372     1,803     (1,431)
Loan loss recoveries                   198       141         57
Loans charged off                      799     1,307       (508)
                                    ------    ------       ----
Balance, June 30                   $12,101   $12,267      $(166)
                                    ======    ======       ====

Average loans, net of
 unearned income                  $620,413  $608,778     $11,635
Provision for loan losses
 to average loans*                    .24%     1.18%       -.94%
Net loan charge-offs to
 average loans*                       .39%      .77%       -.38%
Allowance for loan losses to
 end of period loans                 1.91%     2.04%       -.13%

                                         6 MONTHS ENDED 6/30
                                      1996       1995      CHANGE

Balance, January 1                 $12,025    $11,156        $869
Provision for loan losses              602      2,196      (1,594)
Loan loss recoveries                   644        467         177
Loans charged off                    1,170      1,552        (382)
Balance, June 30                   $12,101    $12,267       $(166)
Average loans, net of
 unearned income                  $619,685   $606,175     $13,510
Provision for loan losses
 to average loans*                    .19%       .72%       -.53%
Net loan charge-offs to average
 loans*                               .17%       .36%       -.19%
Allowance for loan losses to
 end of period loans                 1.91%      2.04%       -.13%

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

      Deposits   grew   by   $12,058,000  or  1.5%  to  $820,180,000   from
      $808,122,000 on December 31, 1995. Both non-interest bearing and interest bearing deposits grew from year-end totals, with non interest bearing deposits increasing $6,355,000 or 4.7% and interest bearing deposits gaining $5,703,000 or .8%.

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


The following schedule shows the dollar amount of assets at June 30, 1996 and December 31, 1995, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing, restructured loans, and other real estate and in-substance foreclosures:


(In thousands)
                                           June 30         December 31
                                             1996              1995

Nonperforming assets:
Nonaccrual loans                            $2,466            $2,777
Loans contractually past due
 ninety days or more as to interest
 or principal payments and still
 accruing                                      533               283
Restructured loans
          Total nonperforming and
           restructured loans                2,999             3,060
Other real estate owned and in-substance
 foreclosures                                1,341             1,092
                                             -----             -----
          Total nonperforming assets        $4,340            $4,152
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

      The allowance for loan and lease losses is allocated by category of loan and by a percentage distribution of the allowance allocation. An allocation of the allowance for loan and lease losses is an estimate of the portion which will be used to cover future charge offs in each loan category, but does not preclude any portion of the allowance allocated to one type of loan from being used to cushion losses of another loan type. This allocation is determined by the estimated loss within each loan pool as well as any specific allocations that may be assigned to specific loans within the same portfolio section with the remainder being assigned to the unallocated category. The following table shows the allocation of the allowance for loan and lease losses by category of loan at June 30, 1996 and December 31, 1995:


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

Interest Rate Sensitivity

Interest rate sensitivity has traditionally been measured by gap analysis, which represents the difference between assets and liabilities that reprice in certain time periods. This method, while useful, has a number of limitations as it is a static point-in time measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the following table, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 85.3%, and the cumulative gap as a percentage of total assets was (9.9%). Because of inherent limitations of gap analysis, Area Bancshares uses a simulation model to more realistically measure its sensitivity to changing interest rates. Management monitors the rate sensitivity and liquidity positions on an ongoing basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.


(Amounts in thousands)
                                    June 30, 1996
                    Within      2-3        4-12     Total     After    Total
                   1 Month     Months     Months    1 Year    1 Year

Interest earning assets:
Interest Bearing
 Deposits and
 Federal Funds
 Sold               $1,407     $          $         $1,407   $        $1,407
Trading Account
 Securities         49,837                          49,837            49,837
Investment
 Securities         63,076     14,532     48,916   126,524   198,076 324,600
Mortgages Held for
 Sale               25,366                          25,366            25,366
Loans              216,340     42,545    183,885   442,770   189,411 632,181
                   -------     ------    -------   -------   ------- -------
 Total Interest
  Sensitive
  Assets           356,026     57,077    232,801   645,904   387,487 1,033,391
                   -------     ------    -------   -------   ------- ---------
Interest Sensitive
 Liabilities:
Interest Bearing
 Transactions
 Accounts (1)      268,996                         268,996            268,996
Other Interest
 Bearing Deposits   77,189     59,190   202,383    338,762    71,191  409,953
Federal Funds
 Purchased          37,325                          37,325             37,325
Securities Sold
 Under Agreements
 to Repurchase      74,236        619     8,381     83,236     2,042   85,278
Notes Payable to
 U.S. Treasury      19,469                          19,469             19,469
Advances from
 Federal Home
 Loan Bank                      4,500     4,717      9,217    11,433   20,650
Other Borrowings                                              17,072   17,072
                    ------      -----     -----     ------    ------   ------
 Total Interest
  Sensitive
  Liabilities      477,215     64,309   215,481    757,005   101,738  858,743
                   -------     ------   -------    -------   -------  -------
Interest Sensitivity
 Gap             $(121,189)   $(7,232)  $17,320  $(111,101) $285,749 $174,648
                  ========     ======    ======   ========   =======  =======
Cumulative Gap   $(121,189) $(128,421) $(111,101) $(111,101) $174,648 $174,648
Cumulative Gap
 as a Percentage
 of Total Assets   (10.7%)    (11.4%)     (9.9%)     (9.9%)    15.5%    15.5%
Cumulative Ratio
 of Interest
 Sensitive Assets
 to Interest
 Sensitive
 Liabilities        74.6%      76.3%      85.3%       85.3%   120.3%   120.3%

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


AREA BANCSHARES CORPORATION



Date: August 2, 1996                   By: Thomas R. Brumley
                                           --------------------------------
                                           Thomas R. Brumley
                                           President and Chief Executive
                                           Officer



Date: August 2, 1996                   By: John A. Ray
                                           --------------------------------
                                           John A. Ray
                                           Senior Vice President, Chief
                                           Financial Officer

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