Form 10-Q
period 1996-09-30
AREA BANCSHARES CORP
filed 1996-11-13
CIK 357191

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For quarter ended September 30, 1996

                      Commission File Number 0-26032



                        AREA BANCSHARES CORPORATION
         ---------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         INCORPORATED IN KENTUCKY                    IRS EMPLOYER ID NUMBER
                                                          No. 61-0902343


                           230 FREDERICA STREET
                         OWENSBORO, KENTUCKY 42301
   --------------------------------------------------------------------
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

          Class:  Common stock
          No Par Value
          Shares Outstanding:  As of October 31, 1996, 7,575,388

                        AREA BANCSHARES CORPORATION
                             Table of Contents


PART I - Financial Information                             Page Number


  Item 1. Financial Statements

       Unaudited consolidated balance sheets,
       September 30, 1996 and December 31, 1995                 3

       Unaudited consolidated statements of income,
       three months and nine months ended September 30,
       1996 and 1995                                            4

       Unaudited consolidated statements of shareholders'
       equity, nine months ended September 30, 1996 and
       year ended December 31, 1995                             5

       Unaudited consolidated statements of cash flows,
       nine months ended September 30, 1996 and 1995            6

       Notes to consolidated financial statements               8

  Item 2. Management's discussion and analysis of financial condition and results of operations

       Results of operation                                     11

       Financial position                                       15

       Liquidity                                                18

PART II - Other Information

  Item 1. Legal Proceedings                                     19

  Item 2. Changes in Securities                                 19

  Item 3. Defaults Upon Senior Securities                       19

  Item 4. Submission of Matters To A Vote of
          Security Holders                                      19

  Item 5. Other Information                                     19

  Item 6. Exhibits and Reports on Form 8-K                      19


FINANCIAL STATEMENTS

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (Amount in thousands)


ASSETS                                     September 30,   December 31,
                                                1996           1995
                                            (Unaudited)    (Unaudited)

Cash and due from banks                   $    54,942  $     52,738
Interest bearing deposits with banks            3,601           262
Federal funds sold and securities
 purchased under agreements to resell               -           100
Trading account securities                     34,866        50,403
Investment securities:
   Available for sale (amortized cost
    of $226,054 and $211,905, respectively)   229,434       215,845
   Held to maturity (fair value of $99,236
    and $98,319, respectively)                 95,976        94,015
                                        ------------- -------------
     Total investment securities              325,410       309,860
                                        ------------- -------------

Mortgage loans held for sale                   11,640        24,430

Loans, net of unearned discount               660,102       623,766
 Less allowance for loan losses                12,745        12,025
                                        ------------- -------------
     Net loans                                647,357       611,741
                                        ------------- -------------

Premises and equipment, net                    20,373        18,563
Accrued interest receivable                    12,148        11,399
Intangible assets                              12,641        14,315
Other assets                                   16,768        16,259
                                         ------------  ------------
     Total assets                          $1,139,746    $1,110,070
                                           ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits             $   160,763   $   134,876
Interest-bearing deposits                     660,893       673,246
                                        ------------- -------------
     Total deposits                           821,656       808,122
                                        ------------- -------------

Federal funds purchased                        38,874        30,175
Securities sold under agreements to
 repurchase                                    85,370       120,965
Notes payable to the U.S. Treasury             24,590         4,601
Advances from the Federal Home Loan Bank       26,723        12,452
Other borrowings                               16,762        13,823
Accrued expenses and other liabilities          8,849        11,358
                                        ------------- -------------
     Total liabilities                      1,022,824     1,001,496
                                        ------------- -------------

Preferred stock, no par value; authorized
 500,000 shares; none issued                        -             -
Common stock, no par value; authorized
 16,000,000 shares; issued and outstanding:
 September 30, 1996, 7,581,388; December 31,
 1995, 7,618,714                               17,659        17,823
Paid-in capital                                10,000        10,000
Retained earnings                              87,546        78,699
Deferred compensation on restricted stock        (480)         (509)
Net unrealized gains on securities available
 for sale, net of tax                           2,197         2,561
                                        ------------- -------------
     Total shareholders' equity               116,922       108,574

Commitments and contingent liabilities
     Total liabilities and shareholders'
      equity                               $1,139,746    $1,110,070
                                           ==========    ==========

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
               (Amounts in thousands, except per share data)



              Three Months Ended September 30, Nine Months Ended September 30,
                 1996            1995              1996             1995
              (Unaudited)    (Unaudited)       (Unaudited)       (Unaudited)

Interest income:
Loans, including
 fees            $15,934        $14,481           $45,822           $41,998
Interest bearing
 deposits with
 banks                32             10                44                18
Federal funds
 sold and
 securities
 purchased under
 agreements to
 resell               29             75               600               288
Interest and dividends
 on investment securities:
U.S. Treasury
 securities and
 Federal agencies
 securities        3,435          3,314             9,945             9,609
Obligations of
 states and
 political
 subdivisions      1,387          1,456             4,208             4,382
Other                324            249               869               713
             -----------     ----------        ----------        ----------
Total interest
 income           21,141         19,585            61,488            57,008
             -----------     ----------        ----------        ----------
Interest expense:
Interest on
 deposits          7,761          7,181            23,055            20,385
Short-term
 borrowings        1,805          2,227             5,015             6,876
Other borrowings     224             97               575               312
              ----------     ----------        ----------        ----------
Total interest
 expense           9,790          9,505            28,645            27,573
              ----------     ----------        ----------        ----------
Net interest
 income           11,351         10,080            32,843            29,435
Provision for
 loan losses         334            238               936             2,433
              ----------     ----------        ----------        ----------
Net interest
 income after
 provision for
 loan losses      11,017          9,842            31,907            27,002
              ----------     ----------        ----------        ----------
Non-interest income:
Commissions and
 fees on fiduciary
 activities          890            643             2,406             1,946
Service charges
 on deposit
 accounts          1,305          1,210             3,801             3,321
Other service
 charges,
 commissions and
 fees              1,102          1,350             3,058             3,394
Securities gains
 (losses), net      (22)           (39)               409               716
Gains on sales of
 mortgage loans,
 net                  51             77               232               569
Gains on sales of
 other real estate
 owned, net           19             79                12               196
Other                125             98               346               458
               ---------      ---------         ---------         ---------
Total non-interest
 income            3,470          3,418            10,264            10,600
               ---------      ---------         ---------         ---------
Non-interest expenses:
Salaries and
 employee
 benefits          4,532          4,044            13,526            12,234
Net occupancy
 expense             641            569             1,851             1,594
Furniture and
 equipment expense   602            500             1,741             1,423
Federal deposit
 insurance, net of
 refunds              12           (71)                49               773
Data processing
 expense             425            378             1,353             1,199
Other              3,196          2,983             9,294             8,984
               ---------      ---------         ---------         ---------
Total non-
 interest
 expenses          9,408          8,403            27,814            26,207
               ---------      ---------         ---------         ---------
Income before
 income tax
 expense           5,079          4,857            14,357            11,395
Income tax
 expense           1,382          1,281             3,889             2,786
               ---------      ---------         ---------         ---------
Net income      $  3,697       $  3,576           $10,468          $  8,609
               =========      =========         =========         =========

Weighted average
 common stock and
 common stock
 equivalent
 shares            7,588          7,618             7,598             7,625
Per common and
 common equivalent
 stock:
 Net income         $.49           $.47             $1.38             $1.13
 Cash dividends     $.04          $.035             $.115              $.10


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   YEAR ENDED DECEMBER 31, 1995 AND NINE MONTHS ENDED SEPTEMBER 30, 1996
          (Amounts in thousands, except share and per share data)
                                (Unaudited)


                                                             Net Unrealized
                                                Compensation   on Securities
                                                 Deferred    Gains (losses)
               Common Stock   Paid-in  Retained on Restricted Available
              Shares  Amount  Capital  Earnings   Stock      For Sale   Total

Year Ended
 December 31,
 1995

Balance December
 31,
 1994     7,625,539  $17,854  $10,000   $68,267    $(475)   $(3,556)  $92,090

Net income                               11,582                        11,582

Cash dividends
 declared
($.135 per share)                       (1,026)                       (1,026)

Repurchase of
 common
 stock      (9,575)     (44)              (168)                         (212)

Sale of Treasury
 stock          750        6                                               6

Restricted
 stock
 issued       6,500       29                127      (156)                 -

Amortization
 of deferred
 compensation
 on restricted
 stock                                                  17               17

Restricted
 stock
 forfeitures (4,500)     (22)             (83)         105                -

Change in
 unrealized
 losses on
 securities
 available
 for sale,
 net of
 taxes                                                        6,117   6,117
            --------   ------  -------  -------    --------  ------  ------

Balance
 December 31,
 1995      7,618,714   17,823   10,000   78,699       (509)   2,561  108,574

Nine Months Ended
 September 30, 1996

Net income
 January through
 September 30, 1996                      10,468                       10,468

Cash dividends
 declared
 ($.115 per share)                        (870)                        (870)

Repurchase of
 common stock 37,326    (164)             (751)                        (915)

Amortization of
 deferred
 compensation
 on restricted
 stock                                               29                  29

Change in
 unrealized gains
 on securities
 available for sale,
 net of tax                                                  (364)    (364)
            --------- -------  -------  -------  ------     ------ --------

Balance September 30,
 1996       7,581,388 $17,659  $10,000  $87,546  $(480)     $2,197 $116,922
            ========= =======  =======  =======  ======     ====== ========

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (Amounts in thousands)



Cash flows from operating activities:           1996                1995
                                            (Unaudited)         (Unaudited)

Net income                                    $10,468              $8,609
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Provision for loan losses                         936               2,433
Depreciation, amortization and
 accretion, net                                 4,535               2,001
Gain on sales of securities, net                (409)               (723)
Gain on sales of mortgage loans, net            (232)                (91)
Gain on sales of other real estate owned         (13)               (217)
Gain on disposals of equipment                   (15)                 (7)
Deferred income taxes                           (478)                 992
Proceeds from sales of trading
 account securities                            75,238             134,336
Proceeds from maturities of trading
 account securities                            74,000                   -
Purchases of trading account securities     (133,497)           (148,614)
Purchases of mortgage loans held for sale    (63,546)            (98,466)
Proceeds from sales of mortgage loans
 held for sale                                 90,397              90,462
Other, net                                      (772)               2,501
                                         ------------         -----------
Net cash provided by (used in)
 operating activities                          56,612             (6,784)
                                         ------------         -----------

Cash flows from investing activities:

(Increase) decrease in interest
 bearing deposits with banks                  (3,339)                  2
Proceeds from sales of securities
 available for sale                            11,869             27,649
Proceeds from sales of securities
 held to maturity                                 130                  -
Proceeds from maturities of securities
 available for sale                            48,121             39,431
Proceeds from maturities of securities
 held to maturity                               2,674              4,178
Calls of securities available for sale          1,200                  -
Calls of securities held to maturity            3,410              2,198
Purchases of securities available for sale   (76,511)           (79,942)
Purchases of securities held to maturity      (7,994)            (7,346)
Decrease in federal funds sold and securities
 purchased under agreements to resell             100              3,169
Loans originated, net of principal collected
 on loans                                    (52,900)              (989)
Purchases of premises and equipment           (3,378)            (2,177)
Proceeds from sales of other real estate owned    127              1,392
Proceeds from sales of premises and equipment      31                 17
                                            ---------         ----------
Net cash provided by (used in) investing
 activities                                  (76,460)           (12,418)
                                            ---------         ----------

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                          (Amounts in thousands)



Cash flows from financing activities:           1996                1995
                                            (Unaudited)         (Unaudited)

Increase in deposits                          $13,534              $8,281
Increase in Federal funds purchased             8,699               9,750
Increase (decrease) in securities sold
 under agreements to repurchase              (35,595)               1,299
Increase in notes payable to the U.S.
 Treasury                                      19,989              11,959
Increase (decrease) in advances from
 the Federal Home Loan Bank                    14,271            (28,414)
Increase in other borrowings                    2,939               3,990
Repurchase of common stock                          -               (175)
Cash dividends paid                             (870)               (760)
Purchase of shares for restricted stock         (915)               (105)
                                         ------------       -------------
Net cash provided by (used in)
 financing activities                          22,052               5,825
                                         ------------       -------------

(Decrease) in cash and due form banks           2,204            (13,377)
Cash and due from banks, January 1             52,738              55,324
                                         ------------       -------------
Cash and due from banks, September 30        $ 54,942          $   41,947
                                         ============       =============

Cash flow information:
 Income tax payments                       $   4,000         $     2,700
 Interest payments                          $ 28,431          $   26,840
Non-cash transactions:
 Loans transferred to other assets        $      759        $        999


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                        SEPTEMBER 30, 1996 AND 1995


NOTE 1.    Summary of Significant Accounting Policies

      The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying consolidated financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

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

NOTE 4.    Investment Securities

      Securities issued by states and political subdivisions are held to maturity while all other securities are available for sale. The amortized cost and approximate market values of investment securities as of September 30, 1996 and December 31, 1995 are as follows:


      Available for Sale
      (Amounts in thousands)

                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE

      September 30, 1996
      U.S. Treasury and
       Federal Agencies    $155,043      $   558      $1,004   $154,597
      Mortgage-Backed
       Securities            57,632        2,262         603     59,291
      Other Debt Securities  13,379        2,213          46     15,546
                           --------      -------       -----   --------
      Balance at September
       30, 1996            $226,054       $5,033      $1,653   $229,434
                           ========      =======      ======   ========

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                        SEPTEMBER 30, 1996 AND 1995
                                (continued)

NOTE 5.Investment Securities (continued)


                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE

      December 31, 1995
      U.S. Treasury and
       Federal Agencies    $166,622       $1,644    $   840   $167,426
      Mortgage-Backed
       Securities            41,489        2,491        349     43,631
      Other Debt Securities   3,794          994          -      4,788
                           --------       ------    -------   --------
      Balance at December
       31, 1995            $211,905       $5,129     $1,189   $215,845
                           ========       ======     ======   ========



      Held to Maturity
      (Amounts in thousands)


                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE

      September 30, 1996
      States and Political
       Subdivisions         $95,976      $3,472       $212      $99,236
                            =======      ======       ====      =======


                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE

      December 31, 1995
      States and Political
       Subdivisions        $94,015       $4,407        $103    $98,319
                           =======       ======        ====    =======


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                        SEPTEMBER 30, 1996 AND 1995
                                (continued)

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

NOTE 7.                 Intangibles

      Goodwill and core deposit intangibles arise from purchase transactions. Goodwill is amortized on a straight-line basis over a 10 year period. Core deposit intangibles are amortized on a straight-line basis over the estimated lives of the deposits which average 10 years. At September 30, 1996 and December 31, 1995, the unamortized balances of goodwill were $8,109,000 and $9,016,000, and core deposit intangibles were $4,532,000 and $5,299,000, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      General

      The Corporation is a multi-bank holding company incorporated in Kentucky in 1981 and registered under the Bank Holding Company Act of 1956, as amended. On September 30, 1996, the Corporation had direct control of three affiliated commercial banks and indirect control of three additional commercial banks through the ownership of holding companies, all of which are located in Kentucky. Of the six affiliated banks, three are national banks and three are state banks.

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

A.    Results of Operations

      Net income for the quarter ended September 30, 1996 was $3,697,000 or $.49 per share compared to $3,576,000 or $.47 per share for the same period last year, an increase of $121,000 or 3.4% and $.02 per share or 4.3% respectively. Year-to-date earnings were $10,468,000 or $1.38 per share compared to $8,609,000 or $1.13 per share in 1995. The year-to-date increases were $1,859,000 or 21.6% and $.25 per share or 22.1%, respectively. Earnings improved for the quarter largely as a result of an increase in net interest income-tax equivalent of $1,265,000 or 11.6% offset by an increase of $1,005,000 or 12.0% in non-interest expenses. Earnings for the nine months ended September 30, 1996, increased as a result of an increase of $3,332,000 or 10.4% in the net interest income-taxable equivalent combined with a reduction totaling $1,497,000 or 61.5% in the provision for loan losses partially off-set by an increase of $1,607,000 or 6.1% in non-interest expenses. The following table show the components of net income on a taxable equivalent basis.


               CONDENSED STATEMENTS OF INCOME - TAXABLE EQUIVALENT BASIS
                     (Amounts in thousands, except per share data)

                           3 MONTHS ENDED 9/30      9 MONTHS ENDED 9/30
                          1996    1995    CHANGE   1996    1995   CHANGE

Interest income        $21,141  $19,585   $1,556 $61,488 $57,008  $4,480
Taxable-equivalent
 adjustment                817      823      (6)   2,397   2,473    (76)
                       -------  -------   ------ ------- -------  ------

Interest income-
 taxable equivalent     21,958   20,408    1,550  63,885  59,481   4,404
Interest expense         9,790    9,505      285  28,645  27,573   1,072
                       -------  -------   ------ ------- -------  ------
Net interest income-
 taxable equivalent     12,168   10,903    1,265  35,240  31,908   3,332
Provision for loan
 losses                    334      238       96     936   2,433  (1,497)
Non-interest income      3,470    3,418       52  10,264  10,600   (336)
Non-interest expenses    9,408    8,403    1,005  27,814  26,207   1,607
                       -------  -------   ------ ------- -------  ------
Income before income
 taxes                   5,896    5,680      216  16,754  13,868   2,886
Income taxes             1,382    1,281      101   3,889   2,786   1,103
Tax equivalent
 adjustment                817      823      (6)   2,397   2,473    (76)
                       -------  -------   ------ ------- -------  ------

Net income             $ 3,697  $ 3,576  $   121 $10,468  $8,609  $1,859
                       =======  =======  ======= =======  ======  ======

Net income per share      $.49     $.47     $.02   $1.38   $1.13    $.25
                          ====     ====     ====   =====   =====    ====

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

      The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and nine months ended September 30, 1996 and 1995, respectively.


      (Amounts in thousands, except percentages)
                           3 MONTHS ENDED 9/30         9 MONTHS ENDED 9/30
                         1996    1995      CHANGE    1996     1995     CHANGE

Average rate on earning
 assets                 8.61%    8.54%      .07%     8.55%    8.48%     .07%
Average rate on interest
 bearing liabilities    4.63%    4.78%    (.15%)     4.62%    4.66%   (.04%)
Net interest spread     3.98%    3.76%      .22%     3.93%    3.82%     .11%
Net interest margin     4.77%    4.56%      .21%     4.71%    4.55%     .16%
Average earning
 assets            $1,014,605 $948,266   $66,339  $998,502 $937,913  $60,589
Average interest
 bearing liabilities $840,713 $789,874   $50,839  $828,139 $791,698  $36,441


      Net interest income, on a tax equivalent basis, increased $1,265,000 or 11.6% for the quarter ended September 30, 1996, as a result of an increase in average net earning assets (average earning assets less average interest bearing liabilities) and an increase in the net interest margin from 4.56% to 4.77%. For the nine months ended September 30, 1996, net interest income, on a tax equivalent basis, increased $3,332,000 or 10.4% over the same period of 1995, as a result of both an increase in average net earning assets (average earning assets less average interest bearing liabilities) and an improvement in the net interest margin. The net interest margin was 4.71% for the first nine months compared to 4.55% a year earlier. The improvement in the net interest margin was the result of an increase in the average rate on earning assets to 8.55% from 8.48%, a reduction in the average rate on interest bearing liabilities to 4.62% from 4.66%, and an increase in average net earning assets (average earning assets less average interest bearing liabilities).

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


      An analysis of the changes in the allowance for loan losses and selected ratios follows:


      (Amounts in thousands, except percentages)

                                        3 MONTHS ENDED 9/30
                                       1996     1995    CHANGE

      Balance, June 30              $12,101  $12,267   $(166)
      Provision for loan losses         334      238       96
      Loan loss recoveries              674      487      187
      Loans charged off                 364    1,065    (701)
                                    -------  -------   ------
      Balance, September 30         $12,745  $11,927    $ 818
                                    =======  =======    =====

      Average loans, net of
       unearned income             $645,730 $624,804  $20,926
      Provision for loan losses
       to average loans*               .21%     .15%     .06%
      Net loan charge-offs to
       average loans*                (.19%)     .37%   (.56%)
      Allowance for loan losses
       to end of period loans         1.93%    2.01%   (.08%)

                                        9 MONTHS ENDED 9/30
                                       1996     1995    CHANGE

      Balance, January 1            $12,025  $11,156     $ 869
      Provision for loan losses         936    2,433   (1,497)
      Loan loss recoveries            1,318      954       364
      Loans charged off               1,534    2,616   (1,082)
                                    -------  -------   -------
      Balance, September 30         $12,745  $11,927     $ 818
                                    =======  =======     =====

      Average loans, net of
       unearned income             $628,430 $616,972   $11,458
      Provision for loan losses
       to average loans*               .20%     .53%    (.33%)
      Net loan charge-offs to
       average loans*                  .05%     .36%    (.31%)
      Allowance for loan losses
       to end of period loans         1.93%    2.01%    (.08%)

      *  amounts annualized

      The provision for loan losses increased $96,000 or 40.3% to $334,000 for the quarter ended September 30, 1996, and decreased $1,497,000 or 61.5% to $936,000 during the nine months ended September 30, 1996 compared to the same periods last year. The reduction for both the quarter and nine month period was the result of improved loan quality and reduced levels of net loan charge-offs (loan charge-offs less recoveries).

      The provision for loan losses as a percentage of average loans totaled .21% (annualized) for the quarter ended September 30, 1996 compared to .15% (annualized) for the quarter ended September 30, 1995. For the nine month period ended September 30, 1996, the provision for loan losses as a percentage of average loans decreased to .20% (annualized) from .53% (annualized) for the same period in 1995. These decreases reflected a larger provision in the first quarter of 1995 that was used to increase the reserve as a result of loans charged off and to provide for the growth that had occurred in the portfolio.

      Net loan charge-offs (loan charge-offs less recoveries) to average loans decreased to (.19)% (annualized) from .37% (annualized) for the quarter ended September 30, 1996, and decreased to .05% (annualized) from .36% (annualized) for the nine months ending September 30, 1996. These reductions were largely the result of a decrease in the loans charged-off in the third quarter of 1996 compared to the second quarter of 1995. The reduced level of charge-offs during 1996 reflects the improved quality of the loan portfolio.

      The reserve for loan losses represented 1.93% of total loans on September 30, 1996, down slightly from the September 30, 1995 level of 2.01% and 1.93% at year-end. These decreases were primarily the result of loan growth and a reduced provision for loan losses.

      Non-Interest Income

      The following table sets forth the components of non-interest income for the three and nine months ended September 30, 1996 and 1995:


      (Amounts in thousands)
                         3 MONTHS ENDED 9/30          9 MONTHS ENDED 9/30
                      1996      1995     CHANGE     1996     1995      CHANGE

Commissions and fees
 on fiduciary
 activities           $890      $643      $247    $2,406   $1,946      $ 460
Service charges on
 deposit accounts    1,305     1,210        95     3,801    3,321        480
Other service charges,
 commissions and
 fees                1,102     1,350     (248)     3,058    3,394      (336)
Securities gains
 (net)                (22)      (39)        17       409      716      (307)
Gains on sales of
 mortgage loans (net)   51        77      (26)       232      569      (337)
Gains (losses) on
 sales of other real
 estate (net)           19        79      (60)        12      196      (184)
      Other            125        98        27       346      458      (112)
                     -----     -----     -----    ------   ------     ------
TOTAL               $3,470    $3,418     $  52   $10,264  $10,600     $(336)
                    ======    ======     =====   =======  =======     ======


      Non-interest income totaled $3,470,000 and $10,264,000 for the three and nine month periods ended September 30, 1996. These amounts represent an increase of $52,000 or 1.5% for the quarter and a decrease of $336,000 or 3.2% for the nine month period ending September 30, 1996. Commissions and fees on fiduciary activities increased $247,000 or 38.4% in the third quarter of 1996 and $460,000 or 23.6% for the nine month period as a result of increases in both assets under management and fees charged. Service charges on deposit accounts increased $95,000 or 7.9% to $1,305,000 and $480,000 or 14.5% to $3,801,000, respectively, for the three and nine months ended September 30, 1996, when compared to similar period totals in 1995, due largely to increases in deposits subject to service charges and the addition of a new affiliate during the fourth quarter of 1995. The new affiliate accounted for $32,000 of the increase for the quarter and $91,000 of the increase for the nine month period. Other service charges, commissions and fees decreased $248,000 or 18.4% for the quarter and decreased $336,000 or 9.9% for the nine months ended September 30, 1996 when compared to the same periods of 1995. These decreases were primarily the result of a reduction in mortgage activity during both the quarter and year-to-date periods of 1996 when compared to the similar periods of 1995. Securities gains increased $17,000 to $(22,000) and decreased $307,000 or 42.9% to $409,000 for the quarter and nine month periods ending September 30, 1996, respectively. The year-to-date decrease was the result primarily of a gain in the amount of $890,000 during the second quarter of 1995 on a security held as available for sale. Gains on sales of mortgage loans decreased $26,000 or 33.8% and $337,000 or 59.2% for the quarter and year-to-date periods, respectively when compared to 1995 period totals. These decreases were the result of reduced mortgage sales activity caused by rising interest rates. Gains (losses) on sales of other real estate decreased $60,000 or 75.9% to $19,000 and $184,000 or 93.9% to $12,000 for the three and nine month periods due to reduced sales of other real estate. Other non-interest income rose $27,000 or 27.6% to $125,000 while falling $112,000 or 24.5% to $346,000 for the three and nine month periods ending September 30, 1996. The decrease for the nine month period was the result of legal fees recovered during the first quarter of 1995 from prior years totaling $125,000.

      Non-interest Expense


      The following table sets forth the components of non-interest expense for the three and nine months ended September 30, 1996:


      (Amounts in thousands)
                         3 MONTHS ENDED 9/30          9 MONTHS ENDED 9/30
                     1996       1995      CHANGE    1996     1995      CHANGE

Salaries and
 employee benefits  $4,532     $4,044       $488  $13,526  $12,234    $1,292
Net occupancy expense  641        569         72    1,851    1,594       257
Furniture and equipment
 expense               602        500        102    1,741    1,423       318
Federal deposit
 insurance              12       (71)         83       49      773     (724)
Data processing
 expense               425        378         47    1,353    1,199       154
      Other          3,196      2,983        213    9,294    8,984       310
                    ------     ------       ----  -------  -------    ------
TOTAL               $9,408     $8,403     $1,005  $27,814  $26,207    $1,607
                    ======     ======     ======  =======  =======    ======


      Non-interest expenses when compared to 1995 period totals, increased $1,005,000 or 12.0% in the third quarter and $1,607,000 or 6.1% for the nine months ended September 30, 1996.  Salaries and employee
      benefits increased $488,000 or                 12.1% to $4,532,000
      for the third quarter and $1,292,000 or 10.6% to $13,526,000 for the nine month period. The increase for both periods were the result of additional staff required to support the current and future growth as well as the acquisition of a new affiliate in the fourth quarter of 1995. The new affiliate accounted for $116,000 of the increase for the current quarter and $362,000 of the increase for the year-to-date period. Net occupancy expense increased $72,000 or 12.7% to $641,000 and $257,000 or 16.1% to $1,851,000 for the three and nine month periods ending September 30, 1996. These increases were largely the result of six new branches and the acquisition of a new affiliate in the fourth quarter of 1995. Furniture and equipment expense increased $102,000 or 20.4% to $602,000 and $318,000 or
      22.3% to $1,741,000 for the three and nine month periods when compared to 1995 period totals. Both of these increases were primarily the result of the new branches and the new affiliate discussed above. Federal deposit insurance increased $83,000 to $12,000 for the quarter while decreasing $724,000 or 93.7% to $49,000 for the nine month period. The increase for the quarter was the result of a pretax refund totaling $459,000 received in the third quarter of 1995 representing excess premiums paid while the reduction for the nine month period reflects a lower rate. Data processing expenses increased $47,000 or 12.4% to $425,000 and $154,000 or 12.8% to $1,353,000 for the third quarter and year-to-date periods, respectively. These increases were the result of the Corporation's effort to enhance its data processing capabilities to meet internal and customer needs. Other non-interest expenses increased $213,000 or 7.1% to $3,196,000 and $310,000 or 3.5% to
      $9,294,000 for the three and nine month periods when compared to 1995 period totals.

B.    Financial Position

      Total assets increased $29,676,000 or 2.7% to $1,139,746,000 from
      December 31, 1995 to September 30, 1996.

      Earning assets totaled $1,035,619,000 on September 30, 1996, an increase of $26,798,000 or 2.7% over December 31, 1995. Loans, including loans held for sale, grew $23,546,000 to $671,742,000 during the nine months ended September 30, 1996. Loans, including loans held for sale, represent the largest category of earning assets comprising 64.9% of earning assets as of September 30, 1996 and 64.3% on December 31, 1995.

      Short-term investments, which include interest-bearing deposits with banks, federal funds sold and securities purchased under agreements to resell and trading account securities, totaled $38,467,000 on September 30, 1996, a decrease of $12,298,000 or 24.2% from year-end balances.

      Investment securities represent 31.4% of earning assets. They totaled $325,410,000 on September 30, 1996, an increase of $15,550,000 or 5.0% over December 31, 1995 balances.

      Deposits grew by $13,534,000 or 1.7% to $821,656,000 from
      $808,122,000 on December 31, 1995. Non-interest bearing deposits grew $25,887,000 or 19.2% to $160,763,000 while interest bearing deposits fell $12,353,000 or 1.8% to $660,893,000 from year-end totals.

      Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank, and other borrowings increased by $10,303,000 to $192,319,000 from $182,016,000 on December 31, 1995.


      Capital Resources

      Shareholders' equity totaled $116,922,000 at September 30, 1996, an increase of $8,348,000 or 7.7% from December 31, 1995. Out of net income of $10,468,000 during the first nine months of 1996, $8,847,000 was retained after paying dividends to shareholders of $870,000 and purchasing common stock of $751,000. The net unrealized gains on securities available for sale, net of taxes were $2,197,000 at September 30, 1996, compared to net unrealized gains of $2,561,000 at year-end 1995. Increasing market interest rates during 1996 were responsible for the market value decline of the securities available for sale.

      The shareholders' equity-to-asset ratio was 10.26% at September 30, 1996 compared to 9.78% on December 31, 1995, exceeding the regulatory level of 6.00% required for "well-capitalized" financial institutions.

      Book values per share were $15.42 and $14.25 at September 30, 1996 and December 31, 1995, respectively.


      A summary of the capital ratios are shown below.

                                                              Regulatory
                                                         Capital Requirements

                  September 30  December 31  September 30   Well      Minimum
                    1996          1995           1995    Capitalized  Required

Leverage Ratio       9.45%          8.64%       8.95%      5.00%        3.00%
Tier I Risk Based
 Capital Ratio      14.27%         13.59%      14.10%      6.00%        4.00%
Total Risk Based
 Capital Ratio      15.53%         14.85%      15.36%     10.00%        8.00%


      Asset Quality

      At September 30, 1996, the allowance for loan and lease losses was $12,745,000 or 1.93% of quarter end loans, as compared to $12,025,000 or 1.93% of loans at December 31, 1995. The ratio of the allowance for loan and lease losses to non-performing assets declined to 281.2% at September 30, 1996, compared with 289.6% at December 31, 1995 largely as a result of an increase from $4,152,000 to $4,532,000 in total nonperforming assets. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned and in-substance foreclosures. Currently, net charge-offs are at .05% (annualized) of average year-to-date loans.

      The following schedule shows the dollar amount of assets at September 30, 1996 and December 31, 1995, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing, restructured loans, and other real estate and in-substance foreclosures:



      (In thousands)
                                    September 30      December 31
                                        1996              1995

      Nonperforming assets:
      Nonaccrual loans                $2,027            $2,777
      Loans contractually past
       due ninety days or more as
       to interest or principal
       payments and still accruing     1,272               283
      Restructured loans                   -                 -
                                     -------          --------
      Total nonperforming and
       restructured loans              3,299             3,060
      Other real estate owned and
       in-substance foreclosures       1,233             1,092
                                     -------          --------
         Total nonperforming assets   $4,532            $4,152
                                     =======          ========

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


      The allowance for loan and lease losses is allocated by category of loan and by a percentage distribution of the allowance allocation.
      An allocation of the allowance for loan and lease losses is an estimate of the portion which will be used to cover future charge-offs in each loan category, but does not preclude any portion of the allowance allocated to one type of loan from being used to cushion losses of another loan type. This allocation is determined by the estimated loss within each loan pool as well as any specific allocations that may be assigned to specific loans within the same portfolio section with the remainder being assigned to the unallocated category. The following table shows the allocation of the allowance for loan and lease losses by category of loan at September 30, 1996 and December 31, 1995:


                               September 30, 1996       December 31, 1995
                              Allowance for Percent    Allowance for Percent
                              loan losses  of total    loan losses  of total

      Commercial             $  3,764,000    29.5%   $ 3,481,000      28.9%
      Real estate               1,526,000    12.0%     1,218,000      10.1%
      Consumer                  3,634,000    28.5%     3,233,000      26.9%
      Unallocated               3,821,000    30.0%     4,093,000      34.1%
                              -----------   ------   -----------    -------

            TOTAL             $12,745,000   100.0%   $12,025,000     100.0%
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

      As of September 30, 1996, 72.1% of total assets were funded by core deposits while 16.9% were funded with secondary sources of liquidity discussed above, compared to 72.8% and 16.4%, respectively, for the year ended December 31, 1995.

      The loan-to-deposit ratio increased from 77.2% on December 31, 1995 to 80.3% on September 30, 1996.

      Interest Rate Sensitivity

      Interest rate sensitivity has traditionally been measured by gap analysis, which represents the difference between assets and liabilities that reprice in certain time periods. This method, while useful, has a number of limitations as it is a static point-in-time measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the following table, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 78.2%, and the cumulative gap as a percentage of total assets was (14.7%). Because of inherent limitations of gap analysis, Area Bancshares uses a simulation model to more realistically measure its sensitivity to changing interest rates. Management monitors the rate sensitivity and liquidity positions on an ongoing basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

      (Amounts in thousands)
                                        September 30, 1996
                          Within    2-3      4-12   Total   After    Total
                         1 Month   Months   Months  1 Year  1 Year

Interest earning assets:
Interest Bearing Deposits
 and Federal Funds Sold   $3,601       -        -   $3,601      -   $3,601
Trading Account
 Securities               34,866       -        -   34,866      -   34,866
Investment Securities     39,601  12,782   48,789  101,172 224,238 325,410
Mortgages Held for Sale   11,640       -        -   11,640      -   11,640
Loans                    206,702  48,232  193,251  448,185 211,917 660,102
                        -------- ------- -------- -------- ------- -------
Total Interest
 Sensitive Assets        296,410  61,014  242,040  599,464 436,155 1,035,619
                        -------- ------- -------- -------- ------- ---------
Interest Sensitive Liabilities:
Interest Bearing Transactions
 Accounts (1)            267,433       -        -  267,433       -   267,433
Other Interest Bearing
 Deposits                 71,060  57,792  208,729  337,581  55,879   393,460
Federal Funds Purchased   38,874       -        -   38,874       -    38,874
Securities Sold Under
 Agreements to Repurchase 73,161   8,400    2,062   83,623   1,747    85,370
Notes Payable to U.S.
 Treasury                 24,590       -        -   24,590       -    24,590
Advances from Federal Home
 Loan Bank                   239   5,978    8,600   14,817  11,906    26,723
Other Borrowings               -       -        -        -  16,762    16,762
                        -------- ------- -------- -------- -------  --------
Total Interest Sensitive
 Liabilities             475,357  72,170  219,391  766,918  86,294   853,212
                        -------- ------- -------- -------- -------  --------

Interest Sensitivity
 Gap               $(178,947)  $(11,156)  $22,649 $(167,454) $349,861 $182,407
                   ==========  =========  ======= ========== ======== ========


(Amounts in thousands)

                                        September 30, 1996
                   Within      2-3        4-12      Total    After     Total
                   1 Month    Months     Months     1 Year   1 Year

Cumulative Gap   $(178,947) $(190,103) $(167,454) $(167,454) $182,407 $182,407
Cumulative Gap
 as a Percentage
 of Total Assets    (15.7%)    (16.7%)    (14.7%)    (14.7%)    16.0%    16.0%
Cumulative Ratio
 of Interest
 Sensitive Assets
 to Interest
 Sensitive
 Liabilities          62.4%      65.3%      78.2%      78.2%   121.4%   121.4%

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

      Item 1.   Legal Proceedings
          Not applicable.

      Item 2.   Changes in Securities
          Not applicable.

      Item 3.   Defaults Upon Senior Securities
          Not applicable.

      Item 4.   Submission of Matters To a Vote of Security Holders
          Not applicable.

      Item 5.   Other Information
          a)  Exhibits:

                Exhibit 10: Memorandum dated September 18, 1996 regarding executive officer incentive compensation

      Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

            Exhibit 11 Statement RE Computation of Earnings Per Share page
      21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AREA BANCSHARES CORPORATION


Date:     November 7, 1996          By:   Thomas R. Brumley
    -----------------------            ---------------------------------
                                           Thomas R. Brumley
                                           President and Chief Executive
                                           Officer



Date:       November 7, 1996        By:   John A. Ray
    ------------------------           -------------------------------
                                           John A. Ray
                                           Senior Vice President, Chief
                                           Financial Officer


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                EXHIBIT 10
 Memorandum dated September 18, 1996 regarding executive officer incentive compensation

Motion was made by Pollard White and seconded by Gary Latham and approved unanimously at the Holding Company Board meeting September 16, 1996, for the following resolution:

  I.Resolved effective October 1, 1996, the salary of Tom Brumley shall be increased to $19,000 per month (12 x $19,000 = $228,000 annually).

  II.Resolved effective calendar year beginning January 1, 1997, Mr. Brumley shall be paid annual incentive compensation calculated as follows:

  Multiply the average number of Area Bancshares Corporation common shares outstanding (1), times one dollar and eighty cents ($1.80), then subtract this number from the after-tax profit of the Corporation as certified by its outside auditing firm.

  After subtracting the number of shares times one dollar and eighty cents ($1.80) from the after-tax profit, the resulting number shall be multiplied times one percent (1%), and this number is the annual bonus. However, if the 1997 after-tax earnings per share is greater than the 1996 after-tax earnings, Mr. Brumley shall be paid the above, or $22,000 whichever is greater. If the earnings per share is down for the year from 1996, there will be no bonus paid for the year.

The above is the method of calculation if there is an increase in earnings per share from the previous year, wherein said increase is six percent (6%) or less. If the earnings per share from the previous year is greater than six percent (6%), but no more than eight percent (8%), the one percent (1%) number shall be increased to one and a quarter percent (1-1/4%). If said increase is more than eight percent (8%), but no more than ten percent (10%), the percentage so applied shall be increased to one and a half percent (1-1/2%). If said increase is more than ten percent (10%), but no more than twelve percent (12%), percentage is applied shall be one and three quarters percent (1-3/4%). If the said percentage increase in earnings per share is greater than twelve percent (12%), then the percentage so applied shall be two percent (2%).

Each year the Holding Company Board shall review both the salary and incentive compensation, and make whatever changes the Board deems appropriate.

It is anticipated that the 1997 incentive compensation will be paid the last day of the month following the issuance of the certified annual report by the outside auditors.

The Board expects that the reserve for loan losses shall be maintained in the area upwards of two percent (2%) and that other conservative accounting practices shall be continued.

Mr. Brumley must be employed as a full time employee by Area Bancshares Corporation on the last day of the calendar year for any of the above outlined bonus to be considered earned. An exception will be made in the event of death or disability. In such case, a bonus equal to the percentage of the year which Mr. Brumley was a full time employee will be paid. This partial year-payment will not be paid until the last day of the month following the issuance of the outside auditors report.

If in any future year there should be a decline in earnings per share, the percentages applied above would not apply to the down year (the highest previous year of earnings per share would be the base).

(1)To determine the average number of Area Bancshares Corporation common stock, take the number of shares outstanding the last day of each month beginning with January, and add them together and divide this sum by twelve (12).

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                EXHIBIT 11
Statement RE Computation of Earnings Per Common Share and Common Equivalent
                                   Share



                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,

                                  1996         1995      1996       1995

Shares of common stock,
 beginning                   7,583,942    7,621,039   7,618,714   7,625,539
                             =========    =========   =========   =========
Shares of common stock,
 ending                      7,581,388    7,613,039   7,581,388   7,613,039
                             =========    =========   =========   =========

Computation of weighted average number of common and common equivalent shares:

Common shares outstanding
 at the beginning
 of the period               7,583,942    7,621,039   7,618,714   7,625,539

Weighted average number of
 shares issued                       -            -           -           -

Weighted average number of
 shares redeemed                 1,610        6,870      24,547       5,348

Weighted average of common
 stock equivalent attributable
 to stock options granted,
 computed under the treasury
 stock method                    5,567        4,126       3,808       4,455
                             ---------    ---------   ---------   ---------

Weighted average number of
 common and common equivalent
 shares (note 3)             7,587,899    7,618,295   7,597,975   7,624,646
                             =========    =========   =========   =========


Earnings and earnings per common and common equivalent shares: (note 3)

Net income                  $3,697,000   $3,576,000 $10,468,000  $8,609,000
                            ==========   ========== ===========  ==========

Earnings per common and common
 equivalent share                 $.49         $.47       $1.38       $1.13
                                  ====         ====       =====       =====

Dividends per share               $.04        $.035       $.115        $.10
                                  ====        =====       =====        ====