Form 10-K405
period 1996-12-31
AREA BANCSHARES CORP
filed 1997-04-15
CIK 357191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED REQUIRED, EFFECTIVE OCTOBER 7, 1996] For the Fiscal Year Ended December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
         For the transition period from __________ to __________.

Commission file number 0-26032.
                       -------

                          AREA BANCSHARES CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Kentucky                                                   61-0902343
-------------------------------------------------------------          ----------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification Number)
----------------------------------------------------------------------------------------------------------

      230 Frederica Street
         Owensboro, KY                                                              42301
---------------------------------------                                  -------------------------
(Address of Principal Executive Office)                                          (Zip Code)



Registrant's telephone number, including area code:  (502) 926-3232
                                                     --------------
Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                            ------
===============================================================================

Securities Registered Pursuant to Section 12(g) of the Act:

                           No Par Value Common Stock
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The Registrant estimates that the aggregate market value of the Registrant's common stock held by non affiliates on March 17, 1997 was $131,592,000, (based upon reports of beneficial ownership that approximately 52.75% of the shares are so owned by nonaffiliates).


The number of shares outstanding of the Registrant's common stock as of March 17, 1997:

                     11,338,328      Shares Common Stock, No Par Value

                              TABLE OF CONTENTS


                                                     PART I

ITEM 1.     BUSINESS ...............................................................................      3

            (A)  General Description ...............................................................      3

            (B)  Affiliated Banks ..................................................................      3

            (C)  Bank-Related Subsidiaries and Affiliates ..........................................      3

            (D)  Executive Officers of the Registrant ..............................................      4

            (E)  Employees .........................................................................      4

            (F)  Supervision and Regulation ........................................................      4

            (G)  Governmental Monetary Policy ......................................................      8

            (H)  Economic Conditions ...............................................................      8

            (I)  Competition .......................................................................      8

            (J)  Statistical Disclosure ............................................................      9

ITEM 2.     PROPERTIES .............................................................................     10

ITEM 3.     LEGAL PROCEEDINGS ......................................................................     10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................................     10

                                                      PART II

ITEM 5.     MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ....................................................................     10

ITEM 6.     SELECTED FINANCIAL DATA ................................................................     11

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ..............................................................     11

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................................     11

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ...............................................................     11

                                                     PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....................................     11

ITEM 11.    EXECUTIVE COMPENSATION .................................................................     11

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT .............................................................................     11

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................................     11

                                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K ...............................................................................     11

                                     PART I

ITEM 1.  BUSINESS

(A)  GENERAL DESCRIPTION

         Area Bancshares Corporation (the "Corporation") is a multi-bank holding company incorporated in Kentucky in 1981 and registered under the Bank Holding Company Act of 1956, as amended. On December 31, 1996, the Corporation had direct control of three affiliated commercial banks and indirect control of three additional commercial banks through the ownership of holding companies, all of which are located in Kentucky, of which three are national banks and three are state banks.

         The Corporation and its subsidiaries engage in retail and commercial banking and related financial services. In connection with these services, the Corporation provides the usual products and services of retail and commercial banking such as deposits, commercial loans, personal loans, and trust services. The principal service of the Corporation consists of making loans. The principal markets for these loans are businesses and individuals. These loans are made at the offices of the affiliated banks and subsidiaries, and some are sold on the secondary market. Additionally, the Corporation engages in activities that are closely related to banking, including mortgage banking, investment brokerage, and consumer finance.

         The parent company furnishes specialized services to its affiliated banks and subsidiaries including supervision, administration and review of loan portfolios; administration of investment portfolios, insurance programs and employee benefit plans; and assistance with respect to accounting and operating systems and procedures, personnel, marketing, cash management services and equipment management. Charges for these services are based on the nature and extent of the services provided.

(B)  AFFILIATED BANKS

         The six affiliated banks had 36 banking locations at December 31, 1996. These banks serve both agricultural and metropolitan areas. The location and certain other information about the affiliated banks are given below:

     The Owensboro National Bank is located in Owensboro, Kentucky. As of December 31, 1996, the bank had total assets of $464,812,000. The Owensboro National Bank serves customers in Daviess County.

         First City Bank and Trust Company is located in Hopkinsville, Kentucky and serves customers primarily in Christian County. Total assets of this affiliated bank were $266,718,000 on December 31, 1996.

         Bowling Green Bank and Trust Company, N.A. is located in Bowling Green, Kentucky. Bowling Green Bank and Trust had assets totaling $171,083,000 on December 31, 1996. The bank serves customers in Warren County.

         The New Farmers National Bank of Glasgow, Kentucky serves customers primarily in Barren County. Assets of this bank totaled $161,638,000 on December 31, 1996.

         Southern Deposit Bank, Russellville, Kentucky had assets of $76,319,000 on December 31, 1996. This affiliate serves customers in Logan County.

         Citizens Deposit Bank of Calhoun, Kentucky serves customers primarily in McLean County and ended 1996 with total assets of $39,544,000.

         (C) BANK-RELATED SUBSIDIARIES AND AFFILIATES

         On May 12, 1986, ONB Bank Services, Inc., was formed as a nonbank subsidiary of The Owensboro National Bank. ONB Bank Services, Inc. is a contractual subscriber for U.S. Clearing Corporation Brokerage programs, and furnishes brokerage services, investment advisory services and related investment services for the affiliated banks under the name of Audubon Securities.

         Area Services, Inc. was formed on July 8, 1991 as a wholly owned nonbank subsidiary of the Corporation. Area Services is engaged in the purchase of nonperforming loans secured by real estate.

         On April 20, 1994, ABC Credit Corporation ("ABC Credit") was formed as a nonbank subsidiary of First City Bank and Trust Company. ABC Credit operates as a consumer finance company under the Kentucky Consumer Loan Company Act, K.R.S. 288.410 et seq. As of December 31, 1996, ABC Credit had eight offices operating in Kentucky with net loans outstanding of $8,955,000.

         ONB Investment Services, Inc. (formally known as Ixtlan Holdings, Inc.) was formed on August 26, 1994 as a nonbank subsidiary of The Owensboro National Bank.

(D)  EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of the executive officers of the Corporation as of March 15, 1997, the Corporation offices held by these executive officers on that date, the period during which the executive officers have served as such and the other positions held with the Corporation by these officers during the past five years are set forth below:

                                                     PARENT COMPANY                POSITION
        NAME AND ADDRESS             AGE                POSITION                   COMMENCED           OTHER POSITIONS
        ----------------             ---             --------------                ---------           ---------------
Thomas R. Brumley                    58                President,                    1990           President and CEO of
Owensboro, Kentucky                              Chief Executive Officer                           The Owensboro National
                                                      and Director               Director-1996     Bank from 1983 to 1990

Edward F. Johnson                    61        Senior Vice President,                1987            First Senior Vice
Owensboro, Kentucky                                  Operations                                       President of The
                                                                                                      Owensboro National
                                                                                                            Bank

Donald A. Leibee                     53        Senior Vice President,                1990         First Vice President and
Owensboro, Kentucky                              Loan Administration                              Chief Lending Officer of
                                                                                                   The Owensboro National
                                                                                                   Bank from 1984 to 1990

John A. Ray                          41        Senior Vice President,                1994            First Senior Vice
Owensboro, Kentucky                              Chief Financial Officer                           President of Finance of
                                                                                                   The Owensboro National
                                                                                                   Bank from 1993 to 1994,
                                                                                                   Executive Vice President
                                                                                                      and COO for First
                                                                                                     Federal Savings and
                                                                                                    Loan Association from
                                                                                                   1992 to 1993 and First
                                                                                                  Senior Vice President of
                                                                                                    Finance from 1985 to
                                                                                                   1992 for The Owensboro
                                                                                                        National Bank

Timothy O. Shelburne                 40          Senior Vice President,              1995            Vice President and
Owensboro, Kentucky                                  General Counsel                               Compliance Officer for
                                                                                                   The Owensboro National
                                                                                                   Bank from 1993 to 1994

(E)  EMPLOYEES

        On December 31, 1996, the Corporation had 491 full-time employees and 168 part-time employees. None of the employees of the Corporation is represented by unions. The relationship between management and employees of the Corporation is considered good.

(F)  SUPERVISION AND REGULATION

       COMPANY REGULATION-GENERAL

         The Corporation is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act") and is regulated under such act by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). In addition, the Corporation is subject to the provisions of Kentucky's banking laws regulating bank acquisitions and certain activities of controlling bank shareholders. The regulatory provisions hereinafter discussed are intended and designed for the protection of depositors in the Corporation's subsidiary banks, and are not for the protection of shareholders.

         As a bank holding company, the Corporation is required to file an annual report with the Federal Reserve and such additional information as the Federal Reserve may require. The Federal Reserve and the Kentucky Department of Financial Institutions (the "Kentucky Department") may also conduct examinations of the Corporation to determine whether it is in compliance with applicable Federal and Kentucky banking laws and the regulations promulgated thereunder.

         The Federal Bank Holding Company Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisition of any additional banks would require prior approval from both the Federal Reserve and the Kentucky Department of Financial Institutions. Under Kentucky law, a holding company may not acquire a bank located in Kentucky, if the acquisition would cause the Kentucky deposits controlled by the acquiring holding company to exceed 15% of the total deposits of all banks in Kentucky. This limitation does not currently restrict the ability of the Corporation to pursue acquisitions of financial institutions in Kentucky.

         On September 29, 1994, the President of the United States signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Branching Act'). This law, which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies so that bank holding companies located in Kentucky may now acquire a bank located in another state, and any bank holding company located outside of Kentucky may lawfully acquire a Kentucky-based bank, regardless of state laws to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or to "opt out" and prohibit interstate branching altogether. Whether Kentucky will "opt-out" of the provisions of the Interstate Banking Act prior to June 1, 1997 is unknown. The full extent of the provisions of the Interstate Banking Act and its effect upon the Corporation is unknown at this time.

         The Federal Bank Holding Company Act further provides that the Federal Reserve will not approve any acquisition, merger or consolidation (1) which would result in a monopoly, (2) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, (3) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the county or (4) which in any other manner would be restraint of trade, unless the anticompetitive effects of the proposed transaction is clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

         In addition to having the right to acquire ownership or control of other banks, the Corporation is authorized to acquire ownership or control of nonbanking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

         Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not be warranted. Under these provisions, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify for capital under regulatory rules. Any loans by the holding company to such subsidiary banks are likely to be unsecured and subordinated to such bank's depositors and perhaps to its other creditors.

       FEDERAL SECURITIES LAWS

         The Corporation is subject to various federal securities laws, including the Securities Act of 1933 (the "1933 Act") and the Securities Exchange Act of 1934 (the "1934 Act"). The 1933 Act regulates the distribution or public offering of securities, while the 1934 Act regulates trading in securities that are already issued and outstanding. Both Acts provide civil and criminal penalties for misrepresentations and omissions in connection with the sale of securities, and the 1934 Act also prohibits market manipulation and insider trading.

         Pursuant to the 1934 Act, the Corporation files annual, quarterly and current reports with the Securities and Exchange Commission. In addition, the Corporation and its directors, executive officers and 5% shareholders are subject to certain additional reporting requirements, including requirements governing the submission of proxy statements and reports of beneficial ownership of the Corporation's securities.

       BANK REGULATION

         The national banks are subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and by the Federal Deposit Insurance Corporation (the "FDIC"). The Kentucky state banks are subject to regulation and examination by the Kentucky Department of Financial Institutions and by the FDIC.

       RESTRICTIONS ON PAYMENT OF DIVIDENDS

         The principal source of the Corporation's income consists of dividends from its subsidiary banks, and there are certain limitations on the payment of dividends by the subsidiary banks.

         The prior approval of the OCC or the Kentucky Department of Financial Institutions, as applicable, is required if the total of all dividends declared by the subsidiary bank in any calendar year exceeds the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, both federal and state law impose capital limitations on the ability of the Corporation to pay dividends.

       CAPITAL REQUIREMENTS

         GENERAL

          Regulatory agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 capital (primarily shareholders equity) or Tier 2 capital (certain debt instruments and portion of the reserve for loan losses). There are two measures of capital adequacy for bank holding companies and their subsidiary banks: the Tier 1 leverage ratio and the risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth or making acquisitions, as well as institutions with supervisory or operational weaknesses, will be expected to maintain capital positions well above these minimum levels.

         At December 31, 1996, the Corporation had a Tier 1 leverage ratio of 9.88%, a Tier 1 risk-based ratio of 14.33%, and a total risk-based ratio of 15.58%.

         PROMPT CORRECTIVE ACTION

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act") imposes a regulatory matrix which requires the federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institutions and correcting its problems, the FDIC Act mandates that the institution be placed in receivership.

         Pursuant to regulations promulgated under the FDIC Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDIC Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:

                                                                Total
                                                             Risk-Based              Tier 1 Risk-
Capital Category                 Tier 1 Capital                Capital               Based Capital        Other
----------------                 --------------                -------               -------------        -----
Well Capitalized                      5% or more               10% or more            6% or more          Not subject
                                                                                                          to a capital
                                                                                                          directive

Adequately Capitalized                4% or more                8% or more            4% or more             --

Undercapitalized                     less than 4%              less than 8%          less than 4%             --

Significantly Undercapitalized       less than 3%              less than 6%          less than 3%             --

Critically Undercapitalized           2% or less                        --                    --              --
                                    tangible equity

         The undercapitalized, significantly and critically undercapitalized categories overlap; therefore, a critically undercapitalized institution would also be an undercapitalized institution and a significantly undercapitalized institution. This overlap ensures that the remedies and restrictions prescribed for undercapitalized institutions will also apply to institutions in the lowest two categories.

         The down-grading of an institution's category is automatic in two situations: (1) whenever an otherwise well-capitalized institution is subject to any written capital order or directive, and (2) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The Federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels.

         All insured institutions regardless of their level of capitalization are prohibited by the FDIC Act from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

         At December 31, 1996, the Corporation and each of the affiliated banks had the requisite capital levels to qualify as well-capitalized.

       OTHER REGULATION

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services.

         The subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the OCC or the FDIC, as applicable, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. All of the subsidiary banks of the Corporation have CRA ratings of satisfactory or above.

         Other areas subject to regulations by federal and state authorities include reserves, deposits, investments, loans, mergers, issuance of securities, establishment of branches and other various aspects of operations

(G)  GOVERNMENTAL MONETARY POLICY

         The earnings of the Corporation are affected by the policies of regulatory authorities, including the Federal Reserve System. Federal Reserve System monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Corporation. Future policies of the Federal Reserve System and other authorities cannot be predicted, nor can their effect on future earnings be predicted.

(H)  ECONOMIC CONDITIONS

         As outlined in Item 1 (B). Business, Affiliated Banks, the six affiliated banks operate in six separate Western Kentucky counties. Selected economic characteristics from the 1990 census in provided below:

                       Owensboro      First City       Bowling Green         New Farmers       Southern        Citizens
Bank                 National Bank       Bank              Bank             National Bank       Deposit         Deposit
----                 -------------       ----              ----             -------------       -------         -------

County                  Daviess        Christian          Warren               Barren            Logan          McLean
---------               -------        ---------          ------               ------            -----          ------
Population               87,189          68,941            76,673              34,001           24,416            9,628

Persons per
   household               2.58            2.73              2.52                2.54             2.60             2.59

Owner occupied
   housing units         22,744          21,636            28,819              13,136            6,824            2,941

Renter occupied
   units                 10,292          11,564            18,727               9,294            2,478              731

Median value             48,000          42,400            57,600              43,300           41,200           36,200

% unemployed                6.9%            9.8%              7.0%                8.4%             6.8%             8.8%

Median household
   income                24,399          21,032            24,175              19,546           21,279           20,474

         The local economies that each of the banks operate in are currently expanding. The unemployment rate in several of the counties has fallen below the rate of the state of Kentucky. The local agricultural economies have been strong with above average yields and prices for the various products grown. The manufacturing economies are expanding with several manufacturing plants in each banking area expanding and adding employees. The housing market is strong in all the banking areas with demand out-stripping supply in several markets.

(I)   COMPETITION

         The banking business in Kentucky is highly competitive and the affiliated banks compete not only with banks and thrifts, but with finance and personal loan companies, credit unions, and other financial institutions which are active in the areas in which the affiliated banks operate. In addition, the affiliated banks compete for customer funds with other investment alternatives available through investment brokers, insurance companies, finance companies, and other institutions.

         Listed below is each affiliated bank, its county of operations, the total deposits of that county, the deposits of the affiliated bank, and the percentage of total deposits within the county that each affiliated bank controls. The total deposits within the county include all banks, savings and loans, credit unions, and savings banks. The information is for June 30, 1996 and was provided by Sheshunoff Information Services Inc.

    Affiliated                                            Total            Affiliated           Affiliated
       Bank                              County       County Deposits     Bank Deposits    Bank Percent of Total
    ----------                           ------       ---------------     -------------    ---------------------
The Owensboro National Bank              Daviess        $1,186,714          $333,951               28.1%
First City Bank and Trust Company      Christian           633,619           162,600               25.7%
Bowling Green Bank and Trust
   Company, N.A.                          Warren           980,170           134,664               13.7%
The New Farmers National Bank             Barren           374,395           121,299               32.4%
Southern Deposit Bank                      Logan           304,258            60,127               19.8%
Citizens Deposit Bank                     McLean           108,804            29,051               26.7%
                                                        ----------          --------               ----
          Total                                         $3,587,960          $841,692               23.5%
                                                        ==========          ========               ====


(J)  STATISTICAL DISCLOSURE

     Specific financial information required to be included under Item I of this form 10-K is incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1996, and listed below along with a page reference where the information can be found in the Annual Report to Shareholders:

    Description of Financial Information Required                                           Reference
    ---------------------------------------------                                           ---------
    Summary of average balance sheets, net interest
    income and interest rates                                                             Table 1, Page 11

    Summary of changes in net interest income                                             Table 2, Page 12

    Interest rate sensitivity                                                             Table 11, Page 20

    Allocation of the allowance for loan losses                                           Table 7, Page 17

    Summary of loan loss experience                                                       Table 6, Page 16

    Carrying amounts of investment securities                                             Table 3, Page 13

    Maturities and average yields of investment securities                                Table 4, Page 14

    Short-term borrowing information                                                      Table 10, Page 19

    Non-performing assets                                                                 Table 8, Page 17

    Average deposits and rates paid                                                       Table 9, Page 18

    Loan portfolio information                                                            Table 5, Page 15

ITEM 2.  PROPERTIES

           The corporate offices of Area Bancshares Corporation are located at 230 Frederica Street, Owensboro, Kentucky 42301. Information as of December 31, 1996 relative to the properties of the affiliated companies follow:

                                                                   Number of                               Number of
Affiliated Company                                           Leased Facilities (1)                   Owned Facilities (1)
------------------                                           ---------------------                   --------------------
Bowling Green Bank and Trust Company, N.A.
902 College Street
Bowling Green, KY 42102                                                4                                       4

First City Bank and Trust Company
1002 South Virginia Street
Hopkinsville, KY 42240                                                 2                                       5

The New Farmers National Bank of Glasgow
701 Columbia, Box 248
Glasgow, KY 42142                                                      1                                       6

The Owensboro National Bank
230 Frederica Street
Owensboro, KY42301                                                     1                                       9

Southern Deposit Bank
102 West Park Square, Box 130
Russellville, KY 42276                                                 0                                       3

Citizens Deposit Bank
100 Main Street
Calhoun, KY 42327                                                      0                                       1

ABC Credit Corporation
230 Frederica Street
Owensboro, KY42301                                                     9                                       0

(1)  Does not include ATM locations.

ITEM 3.  LEGAL PROCEEDINGS

           The Corporation (Area Bancshares Corporation and Subsidiaries) is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The required information is incorporated herein by reference from page 53 of the Area Bancshares Corporation's 1996 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

           Selected financial data are incorporated herein by reference from page 2 of the Area Bancshares Corporation 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Information relating to the Corporation's financial condition, results of operations, liquidity, and capital resources is incorporated herein by reference from pages 3 through 21 of the Area Bancshares Corporation 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Consolidated financial statements of Area Bancshares Corporation and Subsidiaries are incorporated herein by reference from pages 22 through 51 of the Area Bancshares Corporation 1996 Annual Report. Also, unaudited quarterly financial information for the Corporation and its subsidiaries is incorporated by reference from page 10 of the Area Bancshares Corporation 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There have been no changes in the Corporation's Independent Auditors, nor any disagreements between the management of Area Bancshares Corporation and its Independent Auditors relating to accounting or financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required for this item is incorporated herein by reference from pages 6 through 12 of the Proxy Statement of Area Bancshares Corporation for its 1997 Annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         Information required for this item is incorporated herein by reference from pages 8 and 9 of Area Bancshares Corporation's Proxy Statement for its 1997 Annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required for this item is incorporated herein by reference from pages 3 through 5 of Area Bancshares Corporation's Proxy Statement for its 1997 Annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required for this item is incorporated herein by reference from page 15 of Area Bancshares Corporation's Proxy Statement for its 1997 Annual meeting of shareholders

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1. Financial Statements
           The following consolidated financial statements of Area Bancshares Corporation and its subsidiaries are incorporated by reference to
           Item 8.

           Consolidated financial statements of Area Bancshares Corporation and Subsidiaries:
                Consolidated Balance Sheets - December 31, 1996 and 1995

                Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994

                Consolidated Statements of Changes in Stockholders' Equity -
                     Years Ended December 31, 1996, 1995 and 1994

                Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994

           Unaudited quarterly financial information of Area Bancshares and its subsidiaries.

        2. Supplemental Schedule

           Independent Auditors' Report - page 22.

        Schedules are omitted because they are not required or not applicable, or the required information is shown in the financial statements or in notes thereto.

        3. Exhibits:
           Index to Exhibits   Description of Exhibits

                Exhibit 3.1 Articles of Incorporation of Area Bancshares Corporation as amended. (1).

                Exhibit 3.2    Bylaws of Area Bancshares Corporation as amended.
                              (1).

                Exhibit 10.1   Form of Restricted Stock Plan Agreement. (1) (2).

                Exhibit 10.2   Form of 1994 Stock Option Plan. (1) (2).

                Exhibit 10.3 Memorandum dated September 18, 1996 regarding executive officer incentive compensation is incorporated by reference to Exhibit 10.1 of Form 10-Q of Area Bancshares Corporation dated September 30, 1996. (2)

                Exhibit 13.1   Area Bancshares Corporation 1996 Annual Report.

                Exhibit 27     Financial Data Schedule (For SEC purposes only)

                (b)            Reports on Form 8K.

(1) Incorporated by reference to the same exhibit in the registrant's Form 10-A dated June 30, 1995.

(2) The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)      Reports on Form 8K.

         Form 8K, dated November 19, 1996, Item 5.

         To report the 3-for-2 stock split effected in the form of a dividend.


           Additional information:

           The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements, and other information pertaining to registrants that file electronically with the Commission including the Corporation. The web site address is:
           (http://www.sec.gov).

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Area Bancshares Corporation


Date:     March 17, 1997      By    /s/ Thomas R. Brumley
          -----------------         -----------------------------------
                                    Thomas R. Brumley, President and
                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:     March 17, 1997             /s/ C. M. Gatton
          -----------------         -----------------------------------
                                    C. M. Gatton, Chairman of the Board


Date:     March 17, 1997             /s/ Raymond McKinney
          -----------------         -----------------------------------
                                    Raymond McKinney, Vice Chairman
                                    of the Board


Date:     March 17, 1997             /s/ Anthony G. Bittel
          -----------------         -----------------------------------
                                    Anthony G. Bittel, Director


Date:     March 17, 1997             /s/ Thomas R. Brumley
          -----------------         -----------------------------------
                                    Thomas R. Brumley, President and Chief
                                    Executive Officer, Director


Date:     March 17, 1997             /s/ Gary H. Latham
          -----------------         -----------------------------------
                                    Gary H. Latham, Director


Date:     March 17, 1997             /s/ Allan R. Rhodes
          -----------------         -----------------------------------
                                    Allan R. Rhodes, Director


Date:     March 17, 1997             /s/ David W. Smith, Jr.
          -----------------         -----------------------------------
                                    David W. Smith, Jr., Director


Date:     March 17, 1997             /s/ William H. Thompson
          -----------------         -----------------------------------
                                    William H. Thompson, Director


Date:     March 17, 1997             /s/ Pollard White
          -----------------         -----------------------------------
                                    Pollard White, Director


Date:     March 17, 1997             /s/ Cy M. Williamson
          -----------------         -----------------------------------
                                    Cy M. Williamson, Director


Date:     March 17, 1997             /s/ John A. Ray
          -----------------         -----------------------------------
                                    John A. Ray, Senior Vice President,
                                    Chief Financial Officer