Form 10-Q
period 1997-03-31
AREA BANCSHARES CORP
filed 1997-05-12
CIK 357191

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1997

                      Commission File Number 0-26032


                        AREA BANCSHARES CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

INCORPORATED IN KENTUCKY                     IRS EMPLOYER ID NUMBER
                                                 No. 61-0902343


                           230 FREDERICA STREET
                         OWENSBORO, KENTUCKY 42301
       ------------------------------------------------------------
       (Address of principal executive offices, including zip code)

    Registrant's telephone number, including area code:  (502) 926-3232

  Former name, form address and former fiscal year, if changed since last report:  N/A

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

Class:  Common Stock
No Par Value
Shares Outstanding:  As of April 30, 1997, 11,336,828

                        AREA BANCSHARES CORPORATION
                             Table of Contents


PART I - Financial Information                             Page Number


  Item 1. Financial Statements

       Unaudited consolidated balance sheets, March 31, 1997
       and December 31, 1996                                        3

       Unaudited consolidated statements of income, three months
       ended March 31, 1997 and 1996                                4

       Unaudited consolidated statements of shareholders' equity, year ended December 31, 1996 and three months ended
       March 31, 1997                                               5

       Unaudited consolidated statements of cash flows, three
       months ended March 31, 1997 and 1996                         6

       Notes to consolidated financial statements                   8

  Item 2. Management discussion and analysis of financial condition and results of operations

       Results of operation                                        11

       Financial position                                          14

       Liquidity                                                   17

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                             18

PART II - Other Information

  Item 1.  Legal Proceedings                                       19

  Item 2.  Changes in Securities                                   19

  Item 3.  Defaults Upon Senior Securities                         19

  Item 4.  Submission of Matter to a Vote of Security Holders      19

  Item 5.  Other Information                                       19

  Item 6.  Exhibits and Reports on Form 8-K                        19


FINANCIAL STATEMENTS

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (Amount in thousands)



ASSETS                                       March 31,     December 31,
                                                1997           1996
                                            (Unaudited)    (Unaudited)


Cash and due from banks                   $    52,736   $    55,516
Interest bearing deposits with banks            4,215         4,484
Federal funds sold                                  -         2,000
Trading account securities                     50,863        43,877
Investment securities:
   Available for sale (amortized cost
   of $207,096 and $211,291,respectively)     211,265       216,349
   Held to maturity (fair value of $98,060
   and $101,122, respectively)                 95,916        97,120
                                           ----------    ----------
          Total investment securities         307,181       313,469
                                           ----------    ----------

Mortgage loans held for sale                    8,258        21,212

Loans, net of unearned discount               674,087       679,844
   Less allowance for loan losses              12,421        12,289
                                           ----------    ----------
          Net loans                           661,666       667,555
                                           ----------    ----------

Premises and equipment, net                    21,844        21,409
Accrued interest receivable                    10,887        11,771
Intangible assets                              11,852        12,112
Other assets                                   16,874        17,433
                                           ----------    ----------
          Total assets                     $1,146,376    $1,170,838
                                           ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits             $   159,838   $   149,055
Interest-bearing deposits                     675,826       696,096
                                           ----------    ----------
          Total deposits                      835,664       845,151
                                           ----------    ----------

Federal funds purchased                        40,662        49,486
Securities sold under agreements
  to repurchase                                81,125        95,130
Notes payable to the U.S. Treasury             19,096         8,883
Advances from the Federal Home Loan Bank       30,841        32,537
Other borrowings                                4,421         4,446
Accrued expenses and other liabilities          9,815        12,675
                                            ---------     ---------
          Total liabilities                 1,021,624     1,048,308
                                            ---------     ---------

Preferred stock, no par value; authorized
 500,000 shares; none issued                        -             -
Common stock, no par value; authorized
 16,000,000 shares; issued and outstanding:
 March 31, 1997, 11,337,828; December 31, 1996,
 11,360,757                                    17,682        17,718
Paid-in capital                                10,000        10,000
Retained earnings                              94,808        91,994
Deferred compensation on restricted stock        (448)         (469)
Net unrealized gains  on securities available
 for sale, net of tax                           2,710         3,287
                                            ---------     ---------
          Total shareholders' equity          124,752       122,530

Commitments and contingent liabilities      ---------     ---------

          Total liabilities and
           shareholders' equity            $1,146,376    $1,170,838
                                            =========     =========


See notes to financial statements.


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               (Amounts in thousands, except per share data)


                                           Three Months Ended March 31
                                                1997           1996
                                            (Unaudited)    (Unaudited)


Interest income:
   Loans, including fees                     $15,804        $14,899
   Interest bearing deposits with banks           57              6
   Federal funds sold and securities
    purchased under agreements to resell          35            305
   Interest and dividends on investment securities:
      U.S. Treasury securities and Federal
       agencies securities                     2,909          3,172
      Obligations of states and political
       subdivisions                            1,393          1,418
      Other                                      350            281
                                              ------         ------
          Total interest income               20,548         20,081
                                              ------         ------
Interest expense:
   Interest on deposits                        7,483          7,603
   Short-term borrowings                       1,880          1,629
   Other borrowings                                5            161
                                              ------         ------
          Total interest expense               9,368          9,393
                                              ------         ------
          Net interest income                 11,180         10,688
Provision for loan losses                        342            230
                                              ------         ------
   Net interest income after provision
    for loan losses                           10,838         10,458
                                              ------         ------
Non-interest income:
   Commissions and fees on fiduciary
    activities                                   882            756
   Service charges on deposit accounts         1,289          1,212
   Other service charges, commissions
    and fees                                   1,189            964
   Securities gains (losses), net                  5            (14)
   Gains on sales of mortgage loans, net         132             76
   Gains (losses) on sales of other real
    estate owned, net                             24             (3)
   Other                                         168            125
                                              ------         ------
          Total non-interest income            3,689          3,116
                                              ------         ------
Non-interest expenses:
   Salaries and employee benefits              4,647          4,427
   Net occupancy expense                         630            662
   Furniture and equipment expense               625            559
   Federal deposit insurance                      24             25
   Data processing expense                       528            441
   Other                                       3,098          2,883
                                              ------         ------
          Total non-interest expenses          9,552          8,997
                                              ------         ------
     Income before income tax expense          4,975          4,577
Income tax expense                             1,370          1,221
                                              ------         ------
          Net income                        $  3,605      $   3,356
                                              ======         ======

Weighted average common stock and
 common stock equivalent shares               11,361         11,415
Per common and common equivalent share:
   Net income                               $    .32    $       .29
   Cash dividends                                .03           .023



See notes to financial statements.


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    YEAR ENDED DECEMBER 31, 1996 AND THREE MONTHS ENDED MARCH 31, 1997
          (Amounts in thousands, except share and per share data)
                                (Unaudited)

                                                              Net Unrealized
                                               Compensation   on Securities
                                                 Deferred    Gains (losses)
             Common Stock    Paid-in  Retained on Restricted   Available
           Shares    Amount  Capital  Earnings     Stock      For Sale  Total


Year Ended
December 31,
1996

 Balance,
 December 31,
 1995   7,618,714  $17,823  $10,000   $78,699    $(509)      $2,561  $108,574

 Net income                            15,555                          15,555

 Cash dividends declared
    ($.107 per share)                  (1,211)                         (1,211)

 Repurchase of
 common
 stock   (47,190)    (110)             (1,066)                         (1,176)

 Stock
 options
 exercised 3,000        5                  17                              22

 3-for-2 stock
 split
 (note 3) 3,786,233                                                         -

 Amortization of deferred
 compensation of restricted
 stock                                             40                      40

 Change in unrealized losses on
 securities available for sale,
 net of taxes                                                726          726

 Balance
 December 31,
 1996   11,360,757  17,718  10,000  91,994       (469)     3,287      122,530

Three Months
Ended March 31,
1997

 Net income January through
 March 31, 1997                     3,605                              3,605
 Cash dividends declared
 ($.03 per share)                    (339)                              (339)
 Repurchase of
 common
 stock    (23,435)    (37)           (459)                              (496)

 Stock
 options
 exercised    506       1               7                                  8

 Amortization
 of deferred
 compensation
 on restricted
 stock                                             21                     21

 Change in
 unrealized
 gains on
 securities
 available
 for sale,
 net of tax
                                                          (577)        (577)

 Balance,
 March 31,
 1996     11,337,828  $17,682  $10,000  $94,808 $(448)  $2,710     $124,752

See notes to financial statements.


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                          (Amounts in thousands)


Cash flows from operating activities:            1997           1996
                                             (Unaudited)    (Unaudited)


 Net income                              $      3,605      $   3,356
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
 Provision for loan losses                        342            230
 Depreciation, amortization and accretion, net  1,268          1,852
 Loss (gain) on sales of securities, net           (5)            14
 Gain on sales of mortgage loans, net            (132)           (76)
 Loss (Gain) on sales of other real estate owned  (24)             3
 (Gain) on disposals of equipment                  (4)           (15)
 Deferred income taxes                           (233)           (79)
 Proceeds from sales of trading account
  securities                                    9,882         50,391
 Proceeds from maturities of trading account
  securities                                   34,000              -
 Purchases of trading account securities      (50,856)       (48,821)
 Purchases of mortgage loans held for sale     (3,359)       (17,296)
 Proceeds from sales of mortgage loans
  held for sale                                23,511          9,367
 Other, net                                      (467)         3,268
                                             --------        -------
           Net cash provided by (used in)
            operating activities               17,528          2,194
                                             --------        -------

Cash flows from investing activities:

 (Increase) decrease in interest bearing
  deposits with banks                             269            (52)
 Proceeds from sales of securities available
  for sale                                      5,572          1,013
 Proceeds from sales of securities held
  to maturity                                       -              -
 Proceeds from maturities of securities
  available for sale                           14,947         18,000
 Proceeds from maturities of securities
  held to maturity                              1,826          1,225
 Calls of securities available for sale             -          1,200
 Calls of securities held to maturity             683            655
 Purchases of securities available for sale   (16,871)       (24,450)
 Purchases of securities held to maturity      (1,224)        (3,069)
 Decrease (increase) in federal funds sold
  and securities purchased under
  agreements to resell                          2,000         (4,900)
 Loans originated, net of principal
  collected on loans                           (2,078)        (5,409)
 Purchases of premises and equipment             (952)        (1,380)
 Proceeds from sales of other real estate owned   160              -
 Proceeds from sales of premises and equipment     11             22
                                              -------        -------

           Net cash provided by (used in)
            investing activities                4,343        (17,145)
                                              -------        -------
continued


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                          (Amounts in thousands)

Cash flows from financing activities:            1997          1996
                                             (Unaudited)   (Unaudited)


 Increase (decrease) in deposits          $    (9,487)  $     1,743
 Increase (decrease) in Federal funds
  purchased                                    (8,824)        7,275
 Increase (decrease) in securities sold
  under agreements to repurchase              (14,005)      (13,986)
 Increase  in notes payable to the
  U.S. Treasury                                10,213         3,929
 Increase (decrease) in advances from
  the Federal Home Loan Bank                   (1,696)        6,629
 Increase (decrease) in other borrowings          (25)       (1,641)
 Proceeds from stock options exercised              8             -
 Repurchase of common stock                      (496)         (468)
 Cash dividends paid                             (339)         (265)
                                           ----------      --------
           Net cash provided by (used in)
            financing activities              (24,651)        3,216
                                           ----------      --------

Increase (decrease) in cash and
 due from banks                                (2,780)      (11,735)
Cash and due from banks, January 1             55,516        52,738
                                           ----------      --------
Cash and due from banks, March 31          $   52,736     $  41,003
                                           ==========      ========

Cash flow information:
 Income tax payments                      $     2,300   $         -
 Interest payments                        $     9,404   $     9,313
Non-cash transactions:
 Loans transferred to other assets        $       257   $       342


See notes to financial statements.


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          MARCH 31, 1997 AND 1996


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

      The accounting and reporting policies of Area Bancshares Corporation (the "Corporation") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Area Bancshares Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A full description of significant accounting policies is presented in the 1996 annual report to shareholders.

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

NOTE 3.    Earnings Per Common and Common Equivalent Share

      For 1997 and 1996, earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock option plan were determined using the treasury stock method. Earnings per share and common equivalent share assuming full dilution are the same as earnings per common and common equivalent share.

      On November 18, 1996, the Board of Directors declared a 3-for-2 stock split effected in the form of a dividend to shareholders of record on December 4, 1996, payable December 16, 1996. All per share information in these consolidated financial statements has been restated to give effect to this stock split.

NOTE 4.    Investment Securities

      Securities issued by states and political subdivisions are held to maturity while all other securities are available for sale. The amortized cost and approximate market values of investment securities as of March 31, 1997 and December 31, 1996 are as follows:

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          MARCH 31, 1997 AND 1996
                                (continued)


NOTE 4.    Investment Securities, (continued)

      Available for Sale
      (Amounts in thousands)

                           AMORTIZED  UNREALIZED  UNREALIZED   MARKET
                              COST      GAINS       LOSSES     VALUE

      U.S.  Treasury
      and Federal Agencies  $169,994    $ 499       $  853    $169,640
      Mortgage-Backed
      Securities              18,545      320          151      18,714
      Equity Securities       16,847    4,444           68      21,223
      Other Securities         1,710        8           30       1,688
                            --------    -----        -----     -------
      Balance at
      March 31, 1997        $207,096   $5,271       $1,102    $211,265
                            ========   ======       ======    ========


                           AMORTIZED  UNREALIZED  UNREALIZED   MARKET
                              COST      GAINS       LOSSES     VALUE


      U.S.  Treasury and
      Federal Agencies     $173,647     $1,049        $579   $174,117
      Mortgage-backed
      securities             19,938        245         188     19,995
      Equity securities      14,466      4,704           3     19,167
      Other securities        3,240          -         170      3,070
                           --------     ------        ----   --------
      Balance at
      December 31, 1996    $211,291     $5,998        $940   $216,349
                           ========     ======        ====   ========



      Held to Maturity
      (Amounts in thousands)

                           AMORTIZED  UNREALIZED  UNREALIZED  MARKET
                              COST      GAINS       LOSSES    VALUE


      March 31, 1997
      States and Political
      Subdivisions         $95,916      $3,412      $1,268   $98,060
                           =======      ======      ======   =======

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          MARCH 31, 1997 AND 1996
                                (continued)


      Held to Maturity (continued)
      (Amounts in thousands)

                           AMORTIZED  UNREALIZED  UNREALIZED  MARKET
                              COST      GAINS       LOSSES    VALUE


      December 31, 1996
      States and Political
      Subdivisions          $97,120     $4,669       $667   $101,122
                            =======     ======       ====   ========


NOTE 5.  Accounting Matters

      The Financial Accounting Standards Board issued statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," during 1996 which is effective for the Corporation beginning in 1997.

      SFAS No 125 provides consistent standards for distinguishing transfers of assets that are sales from transfers that are secured borrowings. SFAS No. 125 requires that liabilities incurred by transferors as part of a transfer be measured at fair value and that any retained interest in transferred assets be measured by allocating the previous carrying amount between the assets sold and retained interest based upon their relative fair values at the date of the transfer. The statement also requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligations to return them in certain circumstances in which the secured party has taken control of those assets.

      Certain provisions of SFAS No. 125 have been deferred for one year, to after December 31, 1997, by the issuance of SFAS No. 127,
      "Deferral of the Effective Dates for Certain Provisions of FASB Statement No. 125." Management has not determined the potential effects of SFAS No. 125 on its financial position or results of operations.

NOTE 6.  Intangibles

      Goodwill and core deposit intangibles arise from purchase transactions. Goodwill is amortized on a straight-line basis over a 10 year period. Core deposit intangibles are amortized on a straight-line basis over the estimated lives of deposits which average 10 years. At March 31, 1997 and December 31, 1996, the unamortized balances of goodwill were $7,736,000 and $7,818,000, and core deposit intangibles were $4,116,000 and $4,294,000, respectively.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      General

      The Corporation is a multi-bank holding company incorporated in Kentucky in 1981 and registered under the Bank Holding Company Act of 1956, as amended. On March 31, 1997, the Corporation had direct control of three affiliated commercial banks and indirect control of three additional commercial banks through the ownership of holding companies, all of which are located in Kentucky. Of the banks controlled by the Corporation, three are national banks and three are state banks.

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          MARCH 31, 1997 AND 1996
                                (continued)

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

A.    Results of Operations

      Net income for the quarter ended March 31, 1997 was $3,605,000 or $.32 per share (earnings per share have retroactively restated to reflect a 3-for-2 stock split effected in the form of a dividend in December 1996) compared to $3,356,000 or $.29 per share for the same period last year, an increase of $249,000 or 7.4% and $.03 per share or 10.3%, respectively. Earnings increased for the quarter primarily as a result of an increase in net interest income of $477,000 (taxable equivalent) and an increase in non-interest income of $573,000, offset by increases in the provision for loan losses and non-interest expenses totaling $112,000 and $555,000, respectively.

      Return on average assets totaled 1.33% (annualized) during the quarter ended March 31, 1997 compared to 1.27% (annualized) for the same period in 1996 while return on average equity was 11.82% (annualized) for the current quarter versus 12.45% (annualized) for the same period last year.

      The following table shows the components of net income on a taxable equivalent basis.


         CONDENSED STATEMENTS OF INCOME - TAXABLE EQUIVALENT BASIS
               (Amounts in thousands, except per share data)

                                            3 MONTHS ENDED 3/31
                                           1997     1996   CHANGE


      Interest Income                   $20,548   $20,081   $467
      Taxable-Equivalent Adjustment         779       794    (15)
                                        -------   -------   ----
         Interest Income -
          Taxable Equivalent             21,327    20,875    452
      Interest Expense                    9,368     9,393    (25)
                                        -------   -------   ----
         Net Interest Income -
          Taxable Equivalent             11,959    11,482    477
      Provision For Loan Losses             342       230    112
      Non-interest Income                 3,689     3,116    573
      Non-interest Expenses               9,552     8,997    555
                                        -------   -------   ----

         Income Before Income Taxes       5,754     5,371    383
      Income Taxes                        1,370     1,221    149
      Tax Equivalent Adjustment             779       794    (15)
                                        -------   -------   ----

                Net Income             $  3,605  $  3,356   $249
                                        =======   =======   ====

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

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          MARCH 31, 1997 AND 1996
                                (continued)

      Net Interest Income (continued)

      Changes in net interest income generally occur due to fluctuations in the balances and/or mixes of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs.

      The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three months ended March 31, 1997 and 1996.



      (Amounts in thousands, except percentages)
                                            3 MONTHS ENDED 3/31
                                           1997     1996   CHANGE


      Average rate on earning assets      8.46%    8.59%    (.13%)
      Average rate on interest bearing
       liabilities                        4.53%    4.60%    (.07%)
      Net interest spread                 3.93%    3.99%    (.06%)
      Net interest margin                 4.75%    4.73%      .02%
      Average earning assets         $1,021,945  $977,180   $44,765
      Average interest bearing
       liabilities                   $  838,428  $821,588   $16,840



      Net interest income, on a fully-taxable equivalent basis, increased $477,000 or 4.2% for the quarter ended March 31, 1997 compared to the same period of 1996. The net interest margin was 4.75%
      (annualized) for the first three months of 1997 compared to 4.73% (annualized) a year earlier. The increase in the net interest margin was the result of an increase totaling $27,925,000 in average net earning assets (average earning assets less average interest bearing liabilities) during the current quarter versus the same period in 1996, off-set partially by a decrease of .06% (annualized) in the net interest spread.

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

      An analysis of the changes in the allowance for loan losses and selected ratios follows:


      (Amounts in thousands, except percentages)
                                            3 MONTHS ENDED 3/31
                                           1997     1996   CHANGE


      Balance, December 31              $12,289   $12,025    $264
      Provision for loan losses             342       230     112
      Loan loss recoveries                  365       446     (81)
      Loans charged off                     575       371     204
                                        -------   -------    ----
      Balance, March 31                 $12,421   $12,330    $ 91
                                        =======   =======    ====

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          MARCH 31, 1997 AND 1996
                                (continued)



      Provision for Loan Losses (continued)

                                            3 MONTHS ENDED 3/31
                                           1997     1996   CHANGE


      Average loans, net of unearned
       income                          $679,662  $618,957  $60,705
      Provision for loan losses to
       average loans                       .20%      .15%     .05%
      Net loan charge-offs
       (recoveries) to average loans       .12%     (.05%)    .17%
      Allowance for loan losses to
       end of period loans                1.84%     1.98%    (.14%)

       Amounts annualized


      The provision for loan losses increased $112,000 or 48.7% to $342,000 for the quarter ended March 31, 1997 compared to the same period last year. The increase for the quarter is the result of growth in the loan portfolio.

      The provision for loan losses as a percentage of average loans totaled .20% (annualized) for the quarter ended March 31, 1997 compared to .15% (annualized) for the quarter ended March 31, 1996.

      The allowance for loan losses represented 1.84% of total loans on March 31, 1997, up slightly from 1.81% on December 31, 1996. This increase was the result of a decrease in loans outstanding and an increase in the allowance for loan losses during the period.

      Non-Interest Income

      The following table sets forth the components of non-interest income for the three months ended March 31, 1996 and 1995:


      (Amounts in thousands)
                                            3 MONTHS ENDED 3/31
                                           1997     1996   CHANGE


      Commissions and fees on
       fiduciary activities            $    882  $   756     $126
      Service charges on deposit
       accounts                           1,289    1,212       77
      Other service charges,
       commissions and fees               1,189      964      225
      Securities losses (net)                 5      (14)      19
      Gains on sales of mortgage
       loans (net)                          132       76       56
      Gains (losses) on sales of
       other real estate (net)               24       (3)      27
      Other                                 168      125       43
                                         ------   ------     ----

                Total                    $3,689   $3,116     $573
                                         ======   ======     ====

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          MARCH 31, 1997 AND 1996
                                (continued)

      Non-Interest Income (continued)

      Non-interest income for the quarter ending March 31, 1997, totaled $3,689,000, which was an increase of $573,000 or 18.4% when compared to the $3,116,000 of non-interest income reported for the quarter ending March 31, 1996. Commissions and fees on fiduciary activities increased $126,000 or 16.7% to $882,000 in the first quarter of 1997 largely as a result of an increase in assets under management. Service charges on deposit accounts increased $77,000 or 6.4% to $1,289,000 when compared to the first quarter of 1996 primarily as a result of growth in deposits that are subject to service charges. Other service charges, commissions and fees increased $225,000 or 23.3% to $1,189,000 for the three months ended March 31, 1997 when compared to the same period of 1996. The increase for the quarter can be attributed to increased activity in the sale of mortgage loans. Gains on the sales of securities, mortgage loans and other real estate totaled $161,000 during the quarter compared to $59,000 for the same period in 1996.

      Non-Interest Expense

      The following table sets forth the components of non-interest expense for the three months ended March 31, 1997:


      (Amounts in thousands)
                                            3 MONTHS ENDED 3/31
                                           1997     1996   CHANGE


      Salaries and employee benefits     $4,647   $4,427     $220
      Net occupancy expense                 630      662      (32)
      Furniture and equipment expense       625      559       66
      Federal deposit insurance              24       25       (1)
      Data processing expense               528      441       87
      Other                               3,098    2,883      215
                                         ------   ------     ----

                Total                    $9,552   $8,997     $555
                                         ======   ======     ====


      Non-interest expenses when compared to 1996 period totals, increased $555,000 or 6.2% to $9,552,000 in the first quarter of 1997.
      Salaries  and  employee  benefits  increased  $220,000  or  5.0%   to
      $4,647,000 during the first quarter of 1997. The increase was primarily the result of normal salary increases as well as additional staff required to support current and future growth. Net occupancy expense and furniture and equipment expense increased $34,000 or 2.8% to $1,255,000 during the first quarter of 1997 when compared to the same period in 1996. The increase was largely the result of 3 new branches, bringing to 36 the total number of retail banking locations. Data processing expenses increased $87,000 or 19.7% to $528,000 from $441,000 during the quarter. This increase was the result of improvements to the data processing system. Other non-interest expenses increased $215,000 or 7.5% to $3,098,000, when compared to 1996 period totals primarily as a result of an increase in license and operating taxes.

B.    Financial Position

      Total  assets  decreased $24,462,000 or 2.1% to  $1,146,376,000  from
      December 31, 1996 to March 31, 1997.

      Earning assets totaled $1,044,604 on March 31, 1997, a decrease of $20,282,000 or 1.90% from December 31, 1996. Loans, including loans held for sale, decreased $18,711,000 to $682,345,000 during the three months ended March 31, 1997. Loans including loans held for sale, represent the largest category of earning assets comprising 65.3% of earning assets as of March 31, 1997 and 65.8% on December 31, 1996.

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          MARCH 31, 1997 AND 1996
                                (continued)

B.    Financial Position (continued)

      Short-term investments, which include interest-bearing deposits with banks, federal funds sold and trading account securities, totaled
      $55,078,000  on  March 31, 1997, an increase of  $4,717,000  or  9.4%
      from year-end balances.

      Investment  securities  represent  29.4%  of  earning  assets.   They
      totaled  $307,181,000 on March 31, 1997, a decrease of $6,288,000  or
      2.0% from December 31, 1996 balances.

      Deposits decreased $9,487,000 or 1.1% to $835,664,000 from
      $845,151,000 on December 31, 1996.

      Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank, and other
      borrowings  decreased by $14,337,000 or          7.5% to $176,145,000
      from $190,482,000 on December 31, 1996.


      Capital Resources

      Stockholders' equity totaled $124,752,000 at March 31, 1997, an increase of $2,222,000 or 1.8% from December 31, 1996. Out of net income of $3,605,000 during the first three months of 1997, $2,770,000 was retained after paying dividends to shareholders of $339,000 and purchasing common stock of $496,000. The net unrealized gains on securities available for sale, net of taxes, was $2,710,000 at March 31, 1997, compared to net unrealized gains of
      $3,287,000 at year-end 1996. Increasing market interest rates during the first quarter of 1997 were responsible for the market value decline of the securities available for sale.

      The stockholders' equity-to-asset ratio was 10.88% at March 31, 1997 compared to 10.47% on December 31, 1996, exceeding the regulatory level required for "well-capitalized" financial institutions.

      Book value per share was $11.00 and $10.79 at March 31, 1997 and December 31, 1996, respectively.


      A summary of the capital ratios are shown below.

                                                            Regulatory
                                                       Capital Requirements

                         March 31 December 31  March 31    Well     Minimum
                           1997       1996       1996  Capitalized  Required


      Leverage Ratio     10.11%       9.88%      9.08%     5.00%     4.00%
      Tier I Risk Based
       Capital Ratio     15.02%      14.33%     13.75%     6.00%     4.00%
      Total Risk Based
       Capital Ratio     16.28%      15.58%     15.00%    10.00%     8.00%


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          MARCH 31, 1997 AND 1996
                                (continued)



      Asset Quality

      At March 31, 1997, the allowance for loan and lease losses was $12,421,000 or 1.84% of quarter end loans, as compared to 1.81% at December 31, 1996. The ratio of the allowance for loan and lease losses to non-performing assets increased slightly to 304.0% at March 31, 1997, compared with 298.5% at December 31, 1996 as a result of an increase in the allowance for loan losses to
      $12,421,000  on  March 31, 1997 from $12,289,000 at  year-end  and  a decrease in non-performing assets from $4,117,000 on December 31, 1996 to $4,086,000 on March 31, 1997. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned and in-substance foreclosures. Currently, net charge-offs (recoveries) are at .12% of average year-to-date loans compared to (.05%) during the same period in 1996.

      Management has determined that the allowance for loan and lease losses is maintained at a level that is sufficient to absorb the losses that, in the reasonable opinion and judgment of management, are known and inherent in the loan portfolio. Management's evaluation includes an analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends, and the economic conditions within the Corporation's marketing area. Additional allocations for the allowance are based on specifically identified potential loss situations.

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

      A continuous and comprehensive loan review program is maintained by the Corporation for each affiliate bank. The purpose of these reviews is to provide periodic review and inspection of loans to ensure the safety, liquidity, and profitability of the loan portfolio. The Corporation's loan review department is entrusted with the responsibility to identify foreseeable problems, measure compliance with established loan and operating policies, and provide objective loan portfolio appraisals to the Board of Directors and management.

      The following schedule shows the dollar amount of assets at March 31, 1997, December 31, 1996, and March 31, 1996, which were nonaccrual loans, loans contractually past due 90 days or more as to interest or principal payments and still accruing, restructured loans, and other real estate and in-substance foreclosures:



      (In thousands)                  March 31   December 31   March 31
                                        1997         1996        1996


      Nonperforming assets:
      Nonaccrual loans                $1,635       $2,120       $2,876
      Loans contractually past due
       90 days or more as to interest
       or principal payments and still
       accruing                        1,339          844        1,708
      Restructured loans                   -            -            -
                                      ------       ------       ------

                Total nonperforming
                 and restructured
                 loans                 2,974        2,964        4,584
      Other real estate owned and
        in-substance foreclosures      1,112        1,153        1,248
                                      ------       ------       ------

                Total nonperforming
                 assets               $4,086       $4,117       $5,832
                                      ======       ======       ======

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          MARCH 31, 1997 AND 1996
                                (continued)


C.    Liquidity

      Deposits have historically provided the Corporation with a major source of stable and relatively low-cost funding. Secondary sources of liquidity include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank, and other borrowings.

      As of March 31, 1997, 72.9% of total assets were funded by deposits while 15.4% were funded with secondary sources of liquidity discussed above, compared to 72.2% and 16.3%, respectively, as of December 31, 1996.

      The net loan-to-deposit ratio increased from 79.0% on December 31, 1996 to 79.2% on March 31, 1997.


      Interest Rate Sensitivity

      Interest rate sensitivity has traditionally been measured by gap analysis, which represents the difference between assets and liabilities that reprice in certain time periods. This method, while useful, has a number of limitations as it is a static point-in-time measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the following table, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 82.9%, and the cumulative gap as a percentage of total assets was (11.1)%. Because of inherent limitations of gap analysis, the Corporation uses a simulation model to more realistically measure its sensitivity to changing interest rates. Management monitors the rate sensitivity and liquidity positions on an ongoing basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.



                                     March 31, 1997
 (Amounts in thousands)    Within   2-3    4-12    Total    After     Total
                          1 Month  Months  Months  1 Year   1 Year

Interest Earning Assets:
 Interest Bearing Deposits
  and Federal Funds Sold   $4,215  $   -   $   -   $4,215    $   -    $4,215
 Trading Account
  Securities               50,863      -       -   50,863        -    50,863
 Investment
  Securities               45,263  20,360  48,932 114,555  192,626   307,181
 Mortgages Held for Sale    8,258       -       -   8,258        -     8,258
 Loans                    210,032  44,262 185,209 439,503  234,584   674,087
                          -------  ------ ------- -------  -------   -------
  Total Interest
   Sensitive Assets       318,631  64,622 234,141 617,394  427,210 1,044,604


               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                          MARCH 31, 1997 AND 1996
                                (continued)

      Interest Rate Sensitivity (continued)



                                             March 31, 1997
  (Amounts in thousands)     Within    2-3      4-12   Total    After  Total
                            1 Month   Months   Months  1 Year   1 Year


Interest Sensitive Liabilities:
 Interest Bearing Transaction
  Accounts (1)              296,991      -         -  296,991       -  296,991
 Other Interest Bearing
  Deposits                   67,742   61,451  159,308 288,501  90,334  378,835
 Federal Funds Purchased     40,662      -         -   40,662       -   40,662
 Securities Sold Under
  Agreements to Repurchase   72,556    4,589    1,595  78,740   2,385   81,125
 Notes Payable to U.S.
  Treasury                   19,096        -        -  19,096       -   19,096
 Advances from Federal Home
  Loan Bank                   4,500    1,000   11,312  16,812  14,029   30,841
 Other Borrowings                10        -    4,000   4,010     411    4,421
                            -------   ------  ------- ------- -------  -------

   Total Interest Sensitive
    Liabilities             501,557   67,040  176,215 744,812 107,159  851,971
                            -------   ------  ------- ------- -------  -------

 Interest Sensitivity
  Gap                 $(182,926) $(2,418) $57,926 $(127,418) $320,051 $192,633
                      =========  =======  ======= =========  ======== ========


 Cumulative Gap $(182,926) $(185,344) $(127,418) $(127,418) $192,633  $192,633
 Cumulative Gap
  as a Percentage
  of Total Assets  (16.0%)   (16.2%)     (11.1%)    (11.1%)    16.8%     16.8%
 Cumulative Ratio
  of Interest
  Sensitive Assets
  to Interest
  Sensitive
  Liabilities       63.5%     67.4%       82.9%      82.9%    122.6%    122.6%

<F1>

      (1)Since interest bearing transaction accounts (NOW's, Money Market accounts and passbooks) are generally less sensitive to changes in interest rates than other sources of funds, management has determined to include these accounts in the "Within 1 Month" category for gap analysis.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Not applicable.

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

      Item 3.   Defaults Upon Senior Securities
          Not applicable.

      Item 4.   Submission of Matters To a Vote of Security Holders
          Not applicable.

      Item 5.   Other Information
           Not applicable.

      Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

            Exhibit 11 Statement RE Computation of Earnings Per Share page 20

            Exhibit 27 Financial Data Schedule (For SEC use only)

           b)    Form  8-K  dated  May 2, 1997 was filed  with  the  United
           States  Securities and Exchange Commission and     reported  the
           following information under "Item 5 - Other Events:"


               On May 1, 1997, Area Bancshares Corporation, Inc. signed a definitive agreement that provides for the combination of Area Bancshares Corporation and Cardinal Bancshares, Inc.

               AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                EXHIBIT 11
Statement RE Computation of Earnings Per Common Share and Common Equivalent
                                  Share*


                                                  Three Months Ended
                                                      March 31,

                                                  1997         1996


      Shares of common stock, beginning      11,360,757   11,428,071
                                             ==========   ==========

      Shares of common stock, ending         11,337,828   11,398,971
                                             ==========   ==========


      Computation of weighted average number of common and common equivalent shares:

      Common shares outstanding at the
      beginning of the period               11,360,757    11,428,071

      Weighted average number of shares
       issued                                        -             -

      Weighted average number of shares
       redeemed                                  8,210        18,911

      Weighted average of common stock
       equivalent shares attributable to
       stock options granted, computed under
       the treasury stock method                 8,272         5,712
                                            ----------    ----------

      Weighted average number of common
       and common equivalent shares
       (note 3)                             11,360,819    11,414,872
                                            ==========    ==========


      Earnings and earnings per common and common equivalent shares: (note 3)

         Net income                         $3,605,000   $3,356,000
                                            ==========   ==========

         Earnings per common and common
          equivalent share                        $.32         $.29
                                                  ====         ====

         Dividends per share                      $.03        $.023
                                                  ====        =====


* March 31, 1996 per share data restated to reflect a 3-for-2 stock split effected in the form of a dividend in December 1996.


      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      AREA BANCSHARES CORPORATION


      Date:  MAY 12, 1997            By: /s/  Thomas   R. Brumley
                                        --------------------------------
                                         Thomas R. Brumley
                                         President and Chief Executive Officer


      Date: MAY 12, 1997             By: /s/ John A. Ray
                                        --------------------------------
                                         John A. Ray
                                         Senior  Vice  President,
                                         Chief Financial Officer
