Form 10-Q
period 1997-06-30
AREA BANCSHARES CORP
filed 1997-08-14
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For quarter ended June 30, 1997

                         Commission File Number 0-26032



                           AREA BANCSHARES CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

   INCORPORATED IN KENTUCKY                           IRS EMPLOYER ID NUMBER
                                                          NO. 61-0902343


                              230 FREDERICA STREET
                            OWENSBORO, KENTUCKY 42301
                            -------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (502) 926-3232
                                                           --------------

               Former name, former address and former fiscal year,
                       if changed since last report: N/A
                                                     ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           (1)  Yes    X         No           (2)  Yes   X      No
                     -----          ------             -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class:  Common stock
                  No Par Value
                  Shares Outstanding:  As of July 31, 1997 11,339,640

                           AREA BANCSHARES CORPORATION
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                          PAGE NUMBER
     Item 1.  Financial Statements                                                                           3

              Unaudited consolidated balance sheets, June 30, 1997 and December 31, 1996                     3

              Unaudited consolidated statements of income, three and six months ended June 30, 1997
              and 1996                                                                                       4

              Unaudited consolidated statements of shareholders' equity, year ended December 31,
              1996 and six months ended June 30, 1997                                                        5

              Unaudited consolidated statements of cash flows, six months ended June 30, 1997
              and 1996                                                                                       6

              Notes to consolidated financial statements                                                     8

     Item 2.  Management's discussion and analysis of financial condition and results of operations         10

              Results of operation                                                                          11

              Financial position                                                                            15

              Liquidity                                                                                     18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    20

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             20

     Item 2.  Changes in Securities                                                                         20

     Item 3.  Defaults Upon Senior Securities                                                               20

     Item 4.  Submission of Matters To A Vote of Security Holders                                           20

     Item 5.  Other Information                                                                             20

     Item 6.  Exhibits and Reports on Form 8-K                                                              21

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (AMOUNT IN THOUSANDS)

ASSETS                                                                              June 30,         December 31,
                                                                                      1997               1996
                                                                                   (UNAUDITED)       (UNAUDITED)
Cash and due from banks                                                            $    74,902       $    55,516
Interest bearing deposits with banks                                                     3,841             4,484
Federal funds sold                                                                        --               2,000
Trading account securities                                                              50,875            43,877
Investment securities:
   Available for sale (amortized cost of $205,805 and $211,291, respectively)          215,783           216,349
   Held to maturity (fair value of $120,882 and $101,122, respectively)                116,028            97,120
                                                                                   -----------       -----------
         TOTAL INVESTMENT SECURITIES                                                   331,811           313,469
                                                                                   -----------       -----------

Mortgage loans held for sale                                                             3,595            21,212

Loans, net of unearned discount                                                        690,046           679,844
   Less allowance for loan losses                                                       12,732            12,289
                                                                                   -----------       -----------
         NET LOANS                                                                     677,314           667,555
                                                                                   -----------       -----------

Premises and equipment, net                                                             21,674            21,409
Accrued interest receivable                                                             11,734            11,771
Intangible assets                                                                       11,518            12,112
Other assets                                                                            17,328            17,433
                                                                                   -----------       -----------
         TOTAL ASSETS                                                              $ 1,204,592       $ 1,170,838
                                                                                   ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits                                                      $   158,488       $   149,055
Interest-bearing deposits                                                              675,098           696,096
                                                                                   -----------       -----------
         TOTAL DEPOSITS                                                                833,586           845,151
                                                                                   -----------       -----------

Federal fund purchased                                                                  47,540            49,486
Securities sold under agreements to repurchase                                          85,777            95,130
Notes payable to the U.S. Treasury                                                      25,705             8,883
Advances from the Federal Home Loan Bank                                                64,140            32,537
Other borrowings                                                                         4,244             4,446
Accrued expenses and other liabilities                                                  11,541            12,675
                                                                                   -----------       -----------
         TOTAL LIABILITIES                                                           1,072,533         1,048,308
                                                                                   -----------       -----------

Preferred stock, no par value; authorized 500,000 shares; none issued                     --                --
Common stock, no par value; authorized 16,000,000 shares; issued and
   outstanding:  June 30, 1997, 11,339,640 ; December 31, 1996, 11,360,757              17,685            17,718
Paid-in capital                                                                         10,000            10,000
Retained earnings                                                                       98,389            91,994
Deferred compensation on restricted stock                                                 (428)             (469)
Net unrealized gains on securities available for sale, net of tax                        6,413             3,287
                                                                                   -----------       -----------
         TOTAL SHAREHOLDERS' EQUITY                                                    132,059           122,530
Commitments and contingent liabilities
                                                                                   -----------       -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 1,204,592       $ 1,170,838
                                                                                   ===========       ===========


SEE NOTES TO FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                                  ---------------------------       -------------------------
                                                                    1997             1996             1997             1996
                                                                 (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Interest income:
   Loans, including fees                                          $ 16,147         $ 14,989         $ 31,951         $ 29,888
   Interest bearing deposits with banks                                 55                6              112               12
   Federal funds sold                                                   21              266               56              571
   Interest and dividends on investment securities:
      U.S. Treasury securities and Federal agencies
        securities                                                   2,960            3,338            5,869            6,510
      Obligations of states and political subdivisions               1,506            1,403            2,899            2,821
      Other                                                            333              264              683              545
                                                                  --------         --------         --------         --------
              TOTAL INTEREST INCOME                                 21,022           20,266           41,570           40,347
                                                                  --------         --------         --------         --------
Interest expense:
   Interest on deposits                                              7,445            7,691           14,928           15,294
   Short-term borrowings                                               551            1,581            2,431            3,210
   Other borrowings                                                  1,201              190            1,206              351
                                                                  --------         --------         --------         --------
              TOTAL INTEREST EXPENSE                                 9,197            9,462           18,565           18,855
                                                                  --------         --------         --------         --------
              Net interest income                                   11,825           10,804           23,005           21,492
Provision for loan losses                                              205              372              547              602
                                                                  --------         --------         --------         --------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              11,620           10,432           22,458           20,890
                                                                  --------         --------         --------         --------
Non-interest income:
   Commissions and fees on fiduciary activities                        760              760            1,642            1,516
   Service charges on deposit accounts                               1,300            1,284            2,589            2,496
   Other service charges, commissions and fees                       1,048              992            2,237            1,956
   Securities gains, net                                                (5)             445             --                431
   Gains on sales of mortgage loans, net                               509              105              641              181
   Gains (losses) on sales of other real estate owned, net             (25)              (4)              (1)              (7)
   Other                                                               110               96              278              221
                                                                  --------         --------         --------         --------
              TOTAL NON-INTEREST INCOME                              3,697            3,678            7,386            6,794
                                                                  --------         --------         --------         --------
Non-interest expenses:
   Salaries and employee benefits                                    4,616            4,567            9,263            8,994
   Net occupancy expense                                               622              548            1,252            1,210
   Furniture and equipment expense                                     698              580            1,323            1,139
   Federal deposit insurance                                            27               12               51               37
   Data processing expense                                             484              487            1,012              928
   Other                                                             3,439            3,215            6,537            6,098
                                                                  --------         --------         --------         --------
              TOTAL NON-INTEREST EXPENSES                            9,886            9,409           19,438           18,406
                                                                  --------         --------         --------         --------
                      Income before income tax expense               5,431            4,701           10,406            9,278
Income tax expense                                                   1,508            1,286            2,878            2,507
                                                                  --------         --------         --------         --------
              NET INCOME                                          $  3,923         $  3,415         $  7,528         $  6,771
                                                                  ========         ========         ========         ========

Weighted average common stock and common stock
   equivalent shares                                                11,346           11,397           11,353           11,406
Per common and common equivalent stock:
   Net income                                                     $    .34         $    .30         $    .66         $    .59
   Cash dividends                                                 $    .03         $   .027         $    .06         $    .05


SEE NOTES TO FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 1996 AND SIX MONTHS
                             ENDED JUNE 30, 1997
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)

                                                                                                         Net Unrealized
                                                                                         Compensation     on Securities
                                                                                           Deferred      Gains (losses)
                                        Common Stock         Paid-in     Retained       on Restricted       Available
                                      Shares     Amount      Capital     Earnings           Stock           For Sale       Total
YEAR ENDED DECEMBER 31, 1996

   Balance December 31, 1995         7,618,714   $17,823     $10,000      $78,699           $(509)           $2,561       $108,574

   Net income                                                              15,555                                           15,555

   Cash dividends declared
      ($.107 per share)                                                    (1,211)                                          (1,211)

   Repurchase of common stock          (47,190)     (110)                  (1,066)                                          (1,176)

   Stock options exercised               3,000         5                       17                                               22

   3-for-2 stock split (note 3)      3,786,233                                                                                  --

   Amortization of deferred
      compensation on restricted stock                                                         40                               40

   Change in unrealized losses on
      securities available for sale,
      net of taxes                                                                                              726            726
                                    ----------   -------     -------      -------           -----            ------       --------

   Balance December 31, 1996        11,360,757    17,718      10,000       91,994            (469)            3,287        122,530

SIX MONTHS ENDED JUNE 30, 1997

   Net income January through                                               7,528                                           7,528
      June 30, 1997

   Cash dividends declared
      ($.06 per share)                                                       (679)                                           (679)

   Repurchase of common stock          (24,435)      (38)                    (478)                                           (516)

   Stock options exercised               3,318         5                       24                                              29

   Amortization of deferred
      compensation on restricted stock                                                         41                              41

   Change in unrealized gains on
      securities available for sale,
      net of tax                                                                                              3,126         3,126
                                    ----------   -------     -------      -------           -----            ------      --------

   BALANCE, JUNE 30, 1996           11,339,640   $17,685     $10,000      $98,389           $(428)           $6,413      $132,059
                                    ==========   =======     =======      =======           =====            ======      ========

SEE NOTES TO FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                 1997              1996
                                                                                   (UNAUDITED)       (UNAUDITED)
    Net income                                                                      $   7,528         $  6,771
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
    Provision for loan losses                                                             547              602
    Depreciation, amortization and accretion, net                                       1,706            2,460
    Gain on sales of securities, net                                                     --               (431)
    Gain on sales of mortgage loans, net                                                 (641)            (181)
    Loss (gain) on sales of other real estate owned                                         1                7
    (Gain) on disposals of equipment                                                       (4)             (15)
    Deferred income taxes                                                                 (61)            (150)
    Proceeds from sales of trading account securities                                  19,757           62,738
    Proceeds from maturities of trading account securities                             75,000           36,500
    Purchases of trading account securities                                          (101,723)         (98,637)
    Purchases of mortgage loans held for sale                                         (39,750)         (31,111)
    Proceeds from sales of mortgage loans held for sale                                70,591           46,311
    Other, net                                                                         (1,244)           3,697
                                                                                    ---------         --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         31,707           28,561
                                                                                    ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    (Increase) in interest bearing deposits with banks                                    643             (195)
    Proceeds from sales of securities available for sale                                6,571            3,807
    Proceeds from sales of securities held to maturity                                   --               --
    Proceeds from maturities of securities available for sale                          36,623           29,000
    Proceeds from maturities of securities held to maturity                             2,960            1,887
    Calls of securities available for sale                                               --              3,144
    Calls of securities held to maturity                                                1,008            2,939
    Purchases of securities available for sale                                        (37,656)         (50,824)
    Purchases of securities held to maturity                                          (22,748)          (5,521)
    Decrease (increase) in federal funds sold and securities purchased under
       agreements to resell                                                             2,000             (850)
    Loans originated, net of principal collected on loans                             (24,698)         (26,912)
    Purchases of premises and equipment                                                (1,456)          (3,221)
    Proceeds from sales of other real estate owned                                        228                5
    Proceeds from sales of premises and equipment                                          11                2
                                                                                    ---------         --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (36,514)         (46,739)
                                                                                    ---------         --------






                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)

CASH FLOWS FROM FINANCING ACTIVITIES:                                                 1997              1996
                                                                                   (UNAUDITED)       (UNAUDITED)
    Increase (decrease) in deposits                                                 $ (11,565)        $ 12,058
    Increase (decrease) in Federal funds purchased                                     (1,946)           7,150
    Decrease in securities sold under agreements to repurchase                         (9,353)         (35,687)
    Increase in notes payable to the U.S. Treasury                                     16,822           14,868
    Increase (decrease) in advances from the Federal Home Loan Bank                    31,603            8,198
    Increase (decrease) in other borrowings                                              (202)           3,249
    Proceeds from stock options exercised                                                  29             --
    Repurchase of common stock                                                           (516)            (847)
    Cash dividends paid                                                                  (679)             567)
                                                                                    ---------         --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         24,193            8,422
                                                                                    ---------         --------

INCREASE (DECREASE) IN CASH AND DUE FORM BANKS                                         19,386           (9,756)
CASH AND DUE FROM BANKS, JANUARY 1                                                     55,516           52,738
                                                                                    ---------         --------
CASH AND DUE FROM BANKS, JUNE 30                                                    $  74,902         $ 42,982
                                                                                    =========         ========

Cash flow information:
    Income tax payments                                                             $   2,300         $  2,200
    Interest payments                                                               $  18,131         $ 18,730
Non-cash transactions:
    Loans transferred to other assets                                               $     848         $    513











SEE NOTES TO FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996


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

           The accounting and reporting policies of Area Bancshares Corporation, (the "Corporation") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Area Bancshares Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A full description of significant accounting policies is presented in the 1996 annual report to shareholders as well as a complete set of footnotes.

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

NOTE 4.    INVESTMENT SECURITIES

           Securities issued by states and political subdivisions are held to maturity while all other securities are available for sale. The amortized cost and approximate market values of investment securities as of June 30, 1997 and December 31, 1996 are as follows:

           AVAILABLE FOR SALE
           (Amounts in thousands)

                                                     AMORTIZED      UNREALIZED    UNREALIZED      MARKET
                                                        COST           GAINS        LOSSES         VALUE
                                                        ----           -----        ------         -----
            U.S. Treasury and Federal Agencies        $168,423        $   713        $608        $168,528
            Mortgage-Backed Securities                  17,733            239         109          17,863
            Equity Securities                           18,050          9,798          55          27,793
            Other Securities                             1,599           --           --            1,599
                                                      --------        -------        ----        --------
            Balance at June 30, 1997                  $205,805        $10,750        $772        $215,783
                                                      ========        =======        ====        ========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)

NOTE 4.    INVESTMENT SECURITIES (CONTINUED)

                                                     AMORTIZED      UNREALIZED    UNREALIZED      MARKET
                                                        COST           GAINS        LOSSES         VALUE
                                                        ----           -----        ------         -----
            U.S. Treasury and Federal Agencies        $173,647        $ 1,049        $579        $174,117
            Mortgage-Backed Securities                  19,938            245         188          19,995
            Equity Securities                           14,466          4,704           3          19,167
            Other Securities                             3,240           --           170           3,070
                                                      --------        -------        ----        --------
            Balance at December 31, 1996              $211,291        $ 5,998        $940        $216,349
                                                      ========        =======        ====        ========


            HELD TO MATURITY
            (Amounts in thousands)

                                                     AMORTIZED      UNREALIZED    UNREALIZED      MARKET
                                                        COST           GAINS        LOSSES         VALUE
                                                        ----           -----        ------         -----
            June 30, 1997
            States and Political Subdivisions         $116,028        $ 5,521        $667        $120,882
                                                      ========        =======        ====        ========


                                                     AMORTIZED      UNREALIZED    UNREALIZED      MARKET
                                                        COST           GAINS        LOSSES         VALUE
                                                        ----           -----        ------         -----
            December 31, 1996
            States and Political Subdivisions         $ 97,120        $ 4,669        $667        $101,122
                                                      ========        =======        ====        ========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)

NOTE 5.    ACCOUNTING MATTERS

           The Financial Accounting Standards Board issued statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," during 1996 which is effective for the Corporation beginning in 1997.

           SFAS No. 125 provides consistent standards for distinguishing transfers of assets that are sales from transfers that are secured borrowings. SFAS No. 125 requires that liabilities incurred by transferors as part of a transfer be measured at fair value and that any retained interest in transferred assets be measured by allocating the previous carrying amount between the assets sold and retained interest based upon their relative fair values at the date of the transfer. The statement also requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligations to return them in certain circumstances in which the secured party has taken control of those assets.

           Certain provision of SFAS No. 125 have been deferred for one year, to after December 31, 1997, by the issuance of SFAS No. 127, "Deferral of the Effective Dates for Certain Provisions of FASB Statement
           No. 125." Management has determined that the potential effects of SFAS No. 125 on its financial position and results of operations is immaterial.

NOTE 6.    INTANGIBLES

           Goodwill and core deposit intangibles arise from purchase transactions. Goodwill is amortized on a straight-line basis over a 10 year period. Core deposit intangibles are amortized on a straight-line basis over the estimated lives of the deposits which average 10 years. At June 30, 1997 and December 31, 1996, the unamortized balances of goodwill were $7,445,000 and $ 7,818,000, and core deposit intangibles were $3,938,000 and $4,294,000, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           GENERAL

           The Corporation is a multi-bank holding company incorporated in Kentucky in 1981 and registered under the Bank Holding Company Act of 1956, as amended. On June 30, 1997, the Corporation had direct control of three affiliated commercial banks and indirect control of three additional commercial banks through the ownership of holding companies, all of which are located in Kentucky. Of the banks controlled by the Corporation, three are national banks and three are state banks.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)

A.         RESULTS OF OPERATIONS

            Net income for the quarter ended June 30, 1996 was $3,923,000 or $.34 per share compared to $3,415,000 or $.30 per share for the same period last year, an increase of $508,000 or 14.9% and $.04 per share or 13.3% respectively. Year-to-date earnings were $7,528,000 or $.66 per share compared to $6,771,000 or $.59 per share in 1996. The year-to-date increases were $757,000 or 11.2% and $.07 per share or 11.9%, respectively. Earnings improved for the quarter largely as a result of an increase in net interest income of $811,000 (taxable equivalent) and a reduction in the provision for loans losses of $167,000 offset by an increase in non-interest expenses of $477,000. Earnings for the six months ended June 30, 1997, rose as a result of an increase in net interest income-tax equivalent of $1,553,000 or 6.7%, a reduction of $55,000 in the provision for loan losses and an increase of $592,000 or 8.7% in non-interest income partially offset by an increase of $1,032,000 or 5.6% in non-interest expenses.

            Return on average assets totaled 1.43% (annualized) during the quarter ended June 30, 1997 and 1.38% (annualized) for the first six months of the year compared to 1.29% (annualized) and 1.28% (annualized) for the same periods in 1996. Return on average equity was 12.59% (annualized) for the quarter ended June 30, 1997 and 12.21% (annualized) for the first half of the year compared to 12.34% (annualized) and 12.39% (annualized) for similar periods during 1996.

           The following table shows the components of net income on a taxable equivalent basis:


            CONDENSED STATEMENTS OF INCOME - TAXABLE EQUIVALENT BASIS
                  (Amounts in thousands, except per share data)

                                                                 3 MONTHS ENDED 6/30                 6 MONTHS ENDED 6/30
                                                           1997        1996        CHANGE       1997        1996        CHANGE
                                                           ----        ----        ------       ----        ----        ------
            Interest income                               $21,022     $20,266     $   756      $41,570     $40,347     $ 1,223
            Taxable-equivalent adjustment                     841         786          55        1,620       1,580          40
                                                          -------     -------     -------      -------     -------     -------
               Interest income-taxable equivalent          21,863      21,052         811       43,190      41,927       1,263
            Interest expense                                9,197       9,462        (265)      18,565      18,855        (290)
                                                          -------     -------     -------      -------     -------     -------
               Net interest income-taxable equivalent      12,666      11,590       1,076       24,625      23,072       1,553
            Provision for loan losses                         205         372        (167)         547         602         (55)
            Non-interest income                             3,697       3,678          19        7,386       6,794         592
            Non-interest expenses                           9,886       9,409         477       19,438      18,406       1,032
                                                          -------     -------     -------      -------     -------     -------
               Income before income taxes                   6,272       5,487         785       12,026      10,858       1,168
            Income taxes                                    1,508       1,286         222        2,878       2,507         371
            Tax equivalent adjustment                         841         786          55        1,620       1,580          40
                                                          -------     -------     -------      -------     -------     -------

                 Net income                               $ 3,923     $ 3,415     $   508      $ 7,528     $ 6,771     $   757
                                                          =======     =======     =======      =======     =======     =======

                 Net income per share                     $   .34     $   .30     $   .04      $   .66     $   .59     $   .07
                                                          =======     =======     =======      =======     =======     =======


                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)

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

           The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and six months ended June 30, 1997 and 1996, respectively.

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
                                                                3 MONTHS ENDED 6/30                      6 MONTHS ENDED 6/30
                                                          1997       1996         CHANGE           1997        1996        CHANGE
                                                          ----       ----         ------           ----        ----        ------
           Average rate on earning assets                   8.60%       8.44%        .16%          8.53%        8.51%         .02%
           Average rate on interest bearing liabilities     4.43%       4.63%       (.20%)         4.48%        4.61%        (.13%)
           Net interest spread                              4.17%       3.81%        .36%          4.05%        3.90%         .15%
           Net interest margin                              4.98%       4.65%        .33%          4.86%        4.68%         .18%
           Average earning assets                      $1,020,175  $1,003,544    $ 16,631     $1,021,055     $990,362     $ 30,693
           Average interest bearing liabilities        $  833,589  $  821,978    $ 11,611     $  835,995     $821,783     $ 14,212

           Net interest income, on a tax equivalent basis, increased $1,076,000 or 9.3% for the quarter ended June 30, 1997, primarily as a result of an increase in average net earning assets (average earning assets less average interest bearing liabilities), an increase in the average rate on interest earning assets of .16% and a reduction of .20% in the average rate on interest bearing liabilities. For the six months ended June 30, 1997, net interest income, on a tax equivalent basis, increased $1,553,000 or 6.7% over the same period of 1996, largely as a result of an increase in average net earning assets (average earning assets less average interest bearing liabilities) as well as a reduction of .13% in the average rate on interest bearing liabilities. The net interest margin was 4.86% for the first six months compared to 4.68% a year earlier. The improvement in the net interest margin was the result of a decrease of .13% in the rate paid on interest bearing liabilities while the rate on earning assets increased .02% during the period.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)

           PROVISION FOR LOAN LOSSES (CONTINUED)

           An analysis of the changes in the allowance for loan losses and selected ratios follows:

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                              3 MONTHS ENDED 6/30
                                                                     1997             1996              CHANGE
                                                                     ----             ----              ------
           Balance, March 31                                       $   12,421       $  12,330          $     91
           Provision for loan losses                                      205             372             (167)
           Loan loss recoveries                                           501             198               303
           Loans charged off                                              395             799              (404)
                                                                   ----------       ---------          --------
           Balance, June 30                                        $   12,732       $  12,101          $    631
                                                                   ==========       =========          ========

           Average loans, net of unearned income                   $  703,796       $ 620,413          $ 83,383
           Provision for loan losses to average loans*                   .12%            .24%            (.12%)
           Net loan charge-offs to average loans*                      (.06%)            .39%            (.45%)
           Allowance for loan losses to end of period loans             1.85%           1.91%            (.06%)

                                                                               6 MONTHS ENDED 6/30
                                                                      1997            1996              CHANGE
                                                                      ----            ----              ------
           Balance, January 1                                      $   12,289       $  12,025           $  264
           Provision for loan losses                                      547             602              (55)
           Loan loss recoveries                                           866             644              222
           Loans charged off                                              970           1,170             (200)
                                                                   ----------       ---------           ------
           Balance, June 30                                        $   12,732       $  12,101           $  631
                                                                   ==========       =========           ======

           Average loans, net of unearned income                   $  691,796       $ 619,685          $72,111
           Provision for loan losses to average loans*                   .16%            .19%            (.03%)
           Net loan charge-offs to average loans*                        .03%            .17%            (.14%)
           Allowance for loan losses to end of period loans             1.85%           1.91%            (.06%)

           *  amounts annualized

           The provision for loan losses decreased $167,000 or 44.9% to $205,000 for the quarter ended June 30, 1997, and decreased $55,000 or 9.1% to $547,000 during the six months ended June 30, 1997 compared to the same periods last year. The reduction for both the quarter and six month period was the result of improved loan quality and a reduction in net loans charged off (loans charged off less recoveries).

           The provision for loan losses as a percentage of average loans totaled .12% (annualized) for the quarter ended June 30, 1997 compared to .24% (annualized) for the quarter ended June 30, 1996. For the six month period ended June 30, 1997, the provision for loan losses as a percentage of average loans decreased to .16% (annualized) from .19% (annualized) for the same period in 1996. These decreases reflected the continued improvement in the quality of loans.

           Net loan charge-offs (loan charge-offs less recoveries) to average loans decreased to (.06)% (annualized) from .39% (annualized) for the quarter ended June 30, 1997, and decreased to .03% (annualized) from .17% (annualized) for the six months ending June 30, 1997.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)

           PROVISION FOR LOAN LOSSES (CONTINUED)

           The reserve for loan losses represented 1.85% of total loans on June 30, 1997, as compared to the June 30, 1996 level of 1.91% and 1.81% at year-end. The decrease from June 30, 1996 was primarily the result of loan growth while the increase since year-end was due to growth in the reserve.

           NON-INTEREST INCOME

           The following table sets forth the components of non-interest income for the three and six months ended June 30, 1997 and 1996:

           (AMOUNTS IN THOUSANDS)
                                                                       3 MONTHS ENDED 6/30                6 MONTHS ENDED 6/30
                                                                1997       1996        CHANGE         1997      1996        CHANGE
                                                                ----       ----        ------         ----      ----        ------
           Commissions and fees on fiduciary activities        $  760    $   760      $      -      $1,642    $1,516          $126
           Service charges on deposit accounts                  1,300      1,284            16       2,589     2,496            93
           Other service charges, commissions and fees          1,048        992            56       2,237     1,956           281
           Securities gains (net)                                 (5)        445         (450)           -       431         (431)
           Gains on sales of mortgage loans (net)                 509        105           404         641       181           460
           Gains (losses) on sales of other real estate (net)    (25)        (4)          (21)         (1)       (7)             6
           Other                                                  110         96            14         278       221            57
                                                               ------    -------      --------      ------    ------          ----
                     TOTAL                                     $3,697    $ 3,678      $     19      $7,386    $6,794          $592
                                                               ======    =======      ========      ======    ======          ====

           Non-interest income totaled $3,697,000 and $7,386,000 for the three and six month periods ended June 30, 1997. These amounts represent increases of $19,000 or .5% and $592,000 or 8.7%, respectively, when compared to 1997 period totals. Commissions and fees on fiduciary activities remained unchanged in the second quarter of 1997 and increased $126,000 or 8.3% for the six month period. Service charges on deposit accounts increased $16,000 or 1.2% to $1,300,000 and $93,000 or 3.7% to $2,589,000 respectively, for the three and six months ended June 30, 1997, when compared to similar period totals in 1996, due largely to increases in deposits subject to service charges and fees charged for services provided. Other service charges, commissions and fees increased $56,000 or 5.6% for the quarter ended June 30, 1997 and $281,000 or 14.4% for the six months ended June 30, 1997 when compared to the same periods of 1997. The increase for the six month period can be attributed to increased activity in the sale of mortgage loans. Securities gains decreased $450,000 to $(5,000) and $431,000 for the three and six month periods ending June 30, 1997. Gains on sales of mortgage loans increased $404,000 or 384.8% and $460,000 or 254.1% for the quarter and year-to-date periods respectively when compared to 1997 periods. These improvements were the result of increased mortgage sales activity due to decreasing interest rates in the second quarter. Gains (losses) on sales of other real estate decreased $21,000 and increased $6,000 to $(25,000) and $(1,000) for the three and six month periods. Other non-interest income grew $14,000 or 14.6% to $110,000 and $57,000 or 25.8% to
           $278,000 for the three and six month periods ended June 30, 1997.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)

           NON-INTEREST EXPENSE

           The following table sets forth the components of non-interest expense for the three and six months ended June 30, 1997 and 1996:

           (AMOUNTS IN THOUSANDS)
                                                              3 MONTHS ENDED 6/30                  6 MONTHS ENDED 6/30
                                                        1997       1996        CHANGE        1997       1996           CHANGE
                                                        ----       ----        ------        ----       ----           ------
           Salaries and employee benefits             $4,616      $4,567        $  49      $ 9,263     $ 8,994         $  269
           Net occupancy expense                         622         548           74        1,252       1,210             42
           Furniture and equipment expense               698         580          118        1,323       1,139            184
           Federal deposit insurance                      27          12           15           51          37             14
           Data processing expense                       484         487           (3)       1,012         928             84
           Other                                       3,439       3,215          224        6,537       6,098            439
                                                      ------      ------        -----      -------     -------         ------
                     TOTAL                            $9,886      $9,409        $ 477      $19,438     $18,406         $1,032
                                                      ======      ======        =====      =======     =======         ======

           Non-interest expenses when compared to 1996 period totals, increased $477,000 or 5.1 % in the second quarter and $1,032,000 or 5.6% for the six months ended June 30, 1997. Salaries and employee benefits increased $49,000 or 1.1% to $4,616,000 for the second quarter and $269,000 or 3.0% to $9,263,000 for the six month period. The increase for the six month period is the result of additional staff required to support the current and future growth. Net occupancy expense and furniture and equipment expense increased $192,000 or 17.0% to $1,320,000 and $226,000 or 9.6% to $2,575,000 for the three and six month periods ended June 30, 1997. These increases were largely the result of the addition of three new branches. Data processing expenses declined $3,000 or .6% to $484,000 during the second quarter while increasing $84,000 or 9.1% to $1,012,000 for the six month period when compared to 1996. The increase for the six month period was the result of continued enhancements in the Corporation's data processing capabilities to meeting internal and customer needs. Other non-interest expenses increased $224,000 or 7.0% to $3,439,000 and $439,000 or 7.2% to $6,537,000 for the three and six month periods when compared to 1996 period totals primarily as a result of increases in license taxes and marketing expenses.

           INCOME TAX EXPENSE

           Income tax expense totaled $1,508,000 and $2,878,000 for the three and six month periods ended June 30, 1996. These amounts represent increases of $222,000 or 17.3% and $371,000 or 14.8%, respectively, when compared to 1996 period totals. The increase in the tax expense was largely the result of a higher level of pretax income. The effective tax rate was 27.8% and 27.7% for the three and six month periods ended June 30, 1997 compared to 27.4% and 27.0% for the same periods of 1996, respectively. The effective tax rate differs from the marginal income tax rate of 35% in both 1997 and 1996, primarily as a result of tax-exempt income.

B.         FINANCIAL POSITION

           Total assets increased $33,754,000 or 2.9% to $1,204,592,000 from
           December 31, 1996 to June 30, 1997.

           Earning assets totaled $1,080,168,000 on June 30, 1997, an increase of $15,282,000 or 1.4% over December 31, 1996. Loans, including loans held for sale, declined $7,415,000 to $693,641,000 during the six months ended June 30, 1997. Loans, including loans held for sale, represent the largest category of earning assets comprising 64.2% of earning assets as of June 30, 1997 and 65.8% on December 31, 1996.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)

           FINANCIAL POSITION (CONTINUED)

           Short-term investments, which include interest-bearing deposits with banks, federal funds sold and trading account securities, totaled $54,716,000 on June 30, 1997, an increase of $4,355,000 or 8.6% from year-end balances.

           Investment securities represent 30.7% of earning assets. They totaled $331,811,000 on June 30, 1997, an increase of $18,342,000 or 5.9%
           over December 31, 1996 balances.

           Deposits totaled $833,586,000 on June 30, 1997, a decrease of $11,565,000 or 1.4% from December 31, 1996. Non-interest-bearing deposits grew $9,433,000 or 6.3% to $158,488,000 from year-end totals, while interest-bearing deposits declined $20,998,000 or 3.0% to $675,098,000 during this period.

           Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank, and other borrowings increased by $36,924,000 to $227,406,000 from $190,482,000 on December 31, 1996.

           CAPITAL RESOURCES

           Shareholders' equity totaled $132,059,000 at June 30, 1997, an increase of $9,529,000 or 7.8% from December 31, 1996. Out of net income of $7,528,000 during the first six months of 1997, $6,333,000 was retained after paying dividends to shareholders of $679,000 and purchasing common stock of $516,000. The net unrealized gains on securities available for sale, net of taxes were $6,413,000 at June 30, 1997, compared to net unrealized gains of $3,287,000 at year-end 1996. An increase in unrealized gains on equity securities was largely responsible for this increase.

           The shareholders' equity-to-asset ratio was 10.96% at June 30, 1997 compared to 10.47% on December 31, 1996.

           Book value per share was $11.65 and $10.79 at June 30, 1997 and December 31, 1996, respectively.


           A summary of the capital ratios are shown below.

                                                                                                            Regulatory
                                                                                                       Capital Requirements

                                                  June 30          December 31         June 30          Well            Minimum
                                                   1997               1996              1996         Capitalized       Required
                                                   ----               ----              ----         -----------       --------
           Leverage Ratio                         10.50%              9.88%             9.36%           5.00%            4.00%
           Tier I Risk Based Capital Ratio        14.84%             14.33%            14.16%           6.00%            4.00%
           Total Risk Based Capital Ratio         16.09%             15.58%            15.42%          10.00%            8.00%

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)

           ASSET QUALITY

           At June 30, 1997, the allowance for loan and lease losses was $12,732,000 or 1.85% of quarter end loans, as compared to 1.81% of loans at December 31, 1996. The ratio of the allowance for loan and lease losses to non-performing assets increased slightly to 331.8% at June 30, 1997, compared with 298.5% at December 31, 1996 as a result of an increase in the allowance for loan losses and a reduction in total nonperforming assets. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned and in-substance foreclosures. Currently, net charge-offs (loan charge-offs less recoveries) are at .03% (annualized) of average year-to-date loans compared to .17% (annualized) during the same period in 1996.

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

           The continuous and comprehensive loan review program is maintained by the Corporation for each affiliate bank. The purpose of these reviews is to provide periodic review and inspection of loans to ensure the safety, liquidity, and profitability of the loan portfolio. The Corporation's loan review department is entrusted with the responsibility to identify foreseeable problems, measure compliance with established loan and operating policies, and provide objective loan portfolio appraisals to the Board of Directors and management.

           The following schedule shows the dollar amount of assets at June 30, 1997 and December 31, 1996, and June 30, 1996, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing, restructured loans, and other real estate and in-substance foreclosures:

           (IN THOUSANDS)
                                                                          June 30       December 31         June 30
                                                                           1997            1996              1996
                                                                           ----            ----              ----
           Nonperforming assets:
           Nonaccrual loans                                                $1,294          $2,120            $2,466
           Loans contractually past due ninety days or more
              as to interest or principal payments and still
              accruing                                                      1,057             844               533
           Restructured loans                                                   -               -                 -
                                                                           ------          ------            ------
                      TOTAL NONPERFORMING AND RESTRUCTURED LOANS            2,351          2,964              2,999
           Other real estate owned and in-substance foreclosures            1,486           1,153             1,341
                                                                           ------          ------            ------
                      TOTAL NONPERFORMING ASSETS                           $3,837          $4,117            $4,340
                                                                           ======          ======            ======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)


C.         LIQUIDITY

           Deposits have historically provided the Corporation with a major source of stable and relatively low-cost funding. Secondary sources of liquidity include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank, and other borrowings.

           As of June 30, 1997, 69.2% of total assets were funded by core deposits while 18.9% were funded with secondary sources of liquidity discussed above, compared to 72.2% and 16.3%, respectively, as of December 31, 1996.

           The net loan-to-deposit ratio increased from 79.0% on December 31, 1996 to 81.3% on June 30, 1997.

           INTEREST RATE SENSITIVITY

           Interest rate sensitivity has traditionally been measured by gap analysis, which represents the difference between assets and liabilities that reprice in certain time periods. This method, while useful, has a number of limitations as it is a static point-in-time measurement and does not take into account the varying degrees of sensitivity to interest rates within the balance sheet. As shown in the following table, on a static-gap basis, the cumulative ratio of interest sensitive assets to interest sensitive liabilities in a one-year time frame was 83.1%, and the cumulative gap as a percentage of total assets was 10.5%. Because of inherent limitations of gap analysis, the Corporation uses a simulation model to more realistically measure its sensitivity to changing interest rates. Management monitors the rate sensitivity and liquidity positions on an ongoing basis and, when necessary, appropriate action is taken to minimize any adverse effects of rapid interest rate movements or any unexpected liquidity concerns.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)


           INTEREST RATE SENSITIVITY (CONTINUED)

           (AMOUNTS IN THOUSANDS)
                                                                                June 30, 1997
                                                  Within         2-3            4-12          Total         After      Total
                                                  1 Month       Months          Months        1 Year        1 Year
                                                  -------       ------          ------        ------        ------
           Interest Earning Assets:
              Interest Bearing Deposits and
                Federal Funds Sold                $  3,841              -             -     $    3,841            -   $   3,841

              Trading Account Securities            50,875              -             -         50,875            -      50,875
              Investment Securities                 34,581     $   14,865     $  56,256        105,702     $226,109     331,811
              Mortgages Held for Sale                3,595              -             -          3,595            -       3,595
              Loans                                207,582         49,108       188,762        445,452      244,594     690,046
                                                  --------     ----------       -------        -------      -------   ---------
              Total Interest Sensitive Assets      300,474         63,973       245,018        609,465      470,703   1,080,168
                                                  --------     ----------       -------        -------      -------   ---------
           Interest Sensitive Liabilities:
              Interest Bearing Transactions
                Accounts (1)                       274,665              -             -        274,665            -     274,665
           Other Interest Bearing Deposits          70,926         47,781       144,275        262,982      137,451     400,433
           Federal Funds Purchased                  47,540              -             -         47,540            -      47,540
           Securities Sold Under Agreements
                to Repurchase                       76,879              -         6,569         83,448        2,329      85,777
           Notes Payable to U.S. Treasury           25,705              -             -         25,705            -      25,705
           Advances from Federal Home
                Loan Bank                           10,000         12,100        16,732         38,832       25,308      64,140
           Other Borrowings                             10              -             -             10        4,234       4,244
                                                ----------     ----------     ---------     ----------     --------     --------
           Total Interest Sensitive Liabilities    505,725         59,881       167,576        733,182      169,322     902,504
                                                ----------     ----------     ---------     ----------     --------    --------

           Interest Sensitivity Gap             $(205,251)     $   4,092      $  77,442     $(123,717)     $301,381    $177,664
                                                ==========     =========      =========     ==========     ========    ========

           Cumulative Gap                       $(205,251)     $(201,159)     $(123,717)    $(123,717)     $177,664    $177,664
           Cumulative Gap as a Percentage
                of Total Assets                    (17.0%)        (16.7%)        (10.3%)       (10.3%)        14.7%       14.7%
           Cumulative Ratio of Interest
                Sensitive Assets to Interest
                Sensitive Liabilities               59.4%          64.4%          83.1%         83.1%        119.7%      119.7%

           (1) Interest bearing transaction accounts (NOW's, Money Market accounts and passbooks) are generally less sensitive to changes in interest rates than other sources of funds, management has determined to include these accounts in the "Within 1 Month" category for gap analysis.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)

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

           Item 1.  Legal Proceedings
                    Not applicable.

           Item 2.  Changes in Securities
                    Not applicable.

           Item 3.  Defaults Upon Senior Securities
                    Not applicable.

           Item 4.  Submission of Matters To a Vote of Security Holders

                    The annual meeting of shareholders was held on May 19, 1997.

                    The matters that were voted upon included the election of directors for one-year ending 1998 or until their successors have been elected and qualified.

                    The outcome of the voting was as follows:

                    Name                          Voted For       Voted Against     Abstained from voting
                    ----                          ---------       -------------     ---------------------
                   Anthony G. Bittel             9,022,636              0                      0
                   Thomas R. Brumley             9,022,524              0                      0
                   C. M. Gatton                  9,021,712              0                      0
                   Gary H. Latham                9,021,712              0                      0
                   Raymond McKinney              9,021,712              0                      0
                   Allan R. Rhodes               9,022,636              0                      0
                   David W. Smith, Jr.           9,022,636              0                      0
                   William H. Thompson           9,022,636              0                      0
                   Pollard White                 9,021,712              0                      0

                   Total outstanding shares eligible to vote were 11,303,048

          Item 5.  Other Information
                   Not applicable.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1997 AND 1996
                                   (CONTINUED)

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




AREA BANCSHARES CORPORATION



Date:  August 14, 1997             By:  /S/ Thomas R. Brumley
       ------------------               -------------------------------------
                                        Thomas R. Brumley
                                        President and Chief Executive Officer



Date:  August 14, 1997            By:  /S/ John A. Ray
       ------------------              ---------------------------------------
                                       John A. Ray
                                       Executive Vice President and Chief
                                       Financial Officer