Form 10-Q
period 1997-09-30
AREA BANCSHARES CORP
filed 1997-11-14
CIK 357191

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended September 30, 1997

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

          Class:  Common stock
          No Par Value
          Shares Outstanding:  As of October 31, 1997 15,552,667


                         AREA BANCSHARES CORPORATION
                              Table of Contents


PART I - Financial Information                             Page Number


  Item 1. Financial Statements                                  3

          Unaudited consolidated balance sheets, September
          30, 1997 and December 31, 1996                        3

          Unaudited consolidated statements of income,
          three and nine months ended September 30, 1997
          and 1996                                              4

          Unaudited consolidated statements of shareholders'
          equity, year ended December 31, 1996 and nine months
          ended September 30, 1997                              5

          Unaudited consolidated statements of cash flows,
          nine months ended September 30, 1997 and 1996         7

          Notes to consolidated financial statements            9

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                  13

          Results of operations                                13

          Financial position                                   20

          Liquidity                                            22

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                          23

PART II - Other Information

Item 1.   Legal Proceedings                                    23

Item 2.   Changes in Securities                                23

Item 3.   Defaults Upon Senior Securities                      23

Item 4.   Submission of Matters To A Vote of Security Holders  23

Item 5.   Other Information                                    23

Item 6.   Exhibits and Reports on Form 8-K                     24



                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share data)

                                           September 30,   December 31,
                                                1997           1996
                                            (Unaudited)

ASSETS
Cash and due from banks                       $66,313         $76,923
Interest bearing deposits with banks            4,777           5,884
Federal funds sold                             17,150          13,647
Trading account securities                     50,886          43,877
Investment securities:
 Available for sale (amortized cost of
  $301,883 and $319,478, respectively)        316,811         324,943
 Held to maturity (fair value of $122,261
  and $101,122, respectively)                 117,416          97,120
     Total investment securities              434,227         422,063

Mortgage loans held for sale                    6,117          21,212

Loans, net of unearned discount             1,204,274       1,147,060
   Less allowance for loan losses              20,016          18,663
     Net loans                              1,184,258       1,128,397

Premises and equipment, net                    29,822          29,428
Goodwill and other intangible assets           15,902          17,472
Other assets                                   39,492          37,387
     Total assets                          $1,848,944      $1,796,290

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits                $175,308        $196,565
Interest-bearing deposits                   1,221,362       1,197,834
     Total deposits                         1,396,670       1,394,399

Federal funds purchased                        55,032          49,486
Securities sold under agreements to repurchase 94,118          99,910
Notes payable to the U.S. Treasury             24,414           8,883
Advances from the Federal Home Loan Bank       67,767          49,313
Other borrowings                                  649           6,324
Accrued expenses and other liabilities         20,881          18,592
     Total liabilities                      1,659,531       1,626,907

Preferred stock, no par value; authorized
 500,000 shares; none issued                        -               -
Common stock, no par value; authorized
 50,000,000 shares on September 30, 1997
 and 16,000,000 on December 31, 1996; issued
 and outstanding:  September 30, 1997,
 15,551,567; December 31, 1996, 15,514,222     24,214          24,197
Paid-in capital                                35,624          35,142
Retained earnings                             120,933         107,581
Deferred compensation on restricted stock       (633)           (469)
ESOP and MRP loan obligations                   (458)           (628)
Net unrealized gains on securities available
 for sale, net of tax                           9,733           3,560
     Total shareholders' equity               189,413         169,383
Commitments and contingent liabilities

     Total liabilities and shareholders'
      equity                               $1,848,944      $1,796,290


See notes to consolidated financial statements.


                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                (Amounts in thousands, except per share data)
                                 (Unaudited)

              Three Months Ended September 30, Nine Months Ended September 30,
                        1997          1996          1997            1996

Interest income:
Loans, including fees  $28,438      $26,642       $82,668         $79,661
Interest bearing
 deposits with banks        74           69           226             308
Federal funds sold         195          180           738           1,224
Interest and dividends on
 investment securities:
U.S. Treasury, Federal
 agencies and other taxable
 securities              4,879        5,720        14,701          17,342
Obligations of states and
 political subdivisions  1,907        1,431         4,998           4,329
 Total interest income  35,493       34,042       103,331         102,864
Interest expense:
Interest on deposits    13,714       13,431        39,962          41,157
Interest on borrowings   2,529        2,436         6,937           7,490
 Total interest expense 16,243       15,867        46,899          48,647
Net interest income     19,250       18,175        56,432          54,217
Provision for loan
 losses                  1,130        1,034         2,415           3,343
Net interest income
 after provision for
 loan losses            18,120       17,141        54,017          50,874
Non-interest income:
Commissions and fees
 on fiduciary activities 1,109        1,004         3,139           2,731
Service charges on
 deposit accounts        1,715        1,627         4,999           4,745
Other service charges,
 commissions and fees    1,113        1,201         3,794           3,653
Securities gains, net        1           17             8             486
Gains on sales of
 loans, net                507           96         1,148           8,802
Gains (losses) on sales
 of other real estate
 owned, net                (9)           19          (10)              12
Other                      218          214           750             783
    Total non-interest
     income              4,654        4,178        13,828          21,212
Non-interest expenses:
Salaries and employee
 benefits                7,534        7,020        21,874          22,915
Net occupancy expense    1,057          972         3,020           3,158
Furniture and equipment
 expense                 1,202        1,032         3,328           3,451
Federal deposit insurance   62          896           166           1,180
Data processing expense    860          667         2,383           2,296
Other                    5,413        4,939        15,112          15,954
    Total non-interest
     expenses           16,128       15,526        45,883          48,954
Income before income
 tax expense             6,646        5,793        21,962          23,132
Income tax expense       1,857        1,658         6,401           7,997
    Net income          $4,789       $4,135       $15,561         $15,135

Weighted average common
 stock and common stock
 equivalent shares      15,875       15,809        15,858          15,880
Per common and common
 equivalent stock:
Net income                $.30         $.26          $.98            $.95
Cash dividends            $.03         $.04          $.09           $.115


See notes to consolidated financial statements.


                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1997
           (Amounts in thousands, except share and per share data)
                                 (Unaudited)


                                                       ESOP  Net Unrealized
                                           Deferred     and    Gains (losses)
                                         Compensation   MRP   on Securities
           Common Stock  Paid-in Retained on Restricted Loan    Available
          Shares  Amount Capital Earnings   Stock   Obligations For Sale Total

Year Ended December 31, 1996

Balance,
December 31,
1995, as
previously
reported 7,618,714 $17,823 $10,000 $78,699   $(509)            $2,561 $108,574

Adjustments
for acquisition
using the pooling
-of-interests
method of
accounting
(note 1): 2,695,426  6,307  22,611  11,593       -     (843)    1,482   41,150

Balance,
December 31,
1995, as
restated 10,314,140 $24,130 $32,611 $90,292  $(509)   $(843)   $4,043 $149,724

Net income                           19,886                             19,886

Cash dividends declared
 ($.107 per share)                  (2,461)                            (2,461)

Issuance of common
stock       156,106     364   4,632                                      4,996

Repurchase of
common
stock     (190,906)   (445) (2,804) (1,066)                            (4,315)

Stock options
exercised   64,211     148      703      17                                868

3-for-2 stock
split
(note 3) 5,170,671                                                          -

Income tax
benefit
related to
exercise of
options                                 275                               275

Spin-off of
subsidiary
(note 7)                                638                               638

Repayment of
ESOP and MRP
loan obligations                                            215           215

Amortization
of deferred
compensation
on restricted
stock                                           40                         40

Change in
unrealized
gains on
securities
available for
sale, net of
taxes                                                            (483)  (483)

Balance
December 31,
1996  15,514,222 24,197 35,142 107,581      (469)     (628)     3,560  169,383



                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1997
           (Amounts in thousands, except share and per share data)
                                 (Unaudited)

                                                      ESOP  Net Unrealized
                                         Deferred       and  Gains (losses)
                                        Compensation    MRP   on Securities
          Common Stock Paid-in Retained on Restricted  Loan    Available
         Shares  Amount Capital Earnings  Stock    Obligations For Sale  Total

Nine Months
Ended September
30, 1997

Net income
January through
September
30, 1997                        15,561                                  15,561

Cash dividends
declared
($.09 per share)               (1,980)                                 (1,980)

Repurchase of
common
stock  (24,435) (38)             (478)                                   (516)

Stock
options
exercised 56,350  46   482          32                                    560

Amortization
of deferred
compensation
on restricted
stock                                       62                             62

Net restricted
stock
issued    5,430    9               217    (226)                             -

Repayment
of ESOP
and MRP
loan
obligations                                         170                   170

Change in
unrealized
gains on
securities
available
for sale,
net of tax                                                     6,173    6,173

Balance,
September
30, 1997 15,551,567 $24,214 $35,624 $120,933 $(633) $(458)    $9,733 $189,413

See notes to consolidated financial statements.



                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (Amounts in thousands)


Cash flows from operating activities:           1997                1996
                                            (Unaudited)         (Unaudited)

Net income                                     $15,561            $15,135
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Provision for loan losses                        2,415              3,343
Depreciation, amortization and accretion, net    4,049              6,470
Gain on sales of securities, net                   (8)              (486)
Gain on sales of  loans, net                   (1,148)            (8,802)
Loss (gain) on sales of other real estate owned     10               (12)
Loss (gain) on disposals of equipment               39               (15)
Deferred income taxes                            (201)              (180)
Proceeds from sales of trading account
 securities                                     29,637             75,238
Proceeds from maturities of trading
 account securities                            116,000             74,000
Purchases of trading account securities      (152,600)          (133,497)
Purchases of mortgage loans held for sale     (65,904)           (63,546)
Proceeds from sales of mortgage loans
 held for sale                                 105,648             90,397
Other, net                                       (187)                847
 Net cash provided by (used in)
  operating activities                          53,311             58,892

Cash flows from investing activities:

Decrease in interest bearing deposits
 with banks                                      1,107                819
Proceeds from sales of securities
 available for sale                             33,356             11,869
Proceeds from sales of securities held
 to maturity                                         -                130
Proceeds from maturities of securities
 available for sale                             85,968             78,101
Proceeds from maturities of securities
 held to maturity                                3,274             38,853
Calls of securities available for sale               -              1,200
Calls of securities held to maturity             1,472              3,410
Purchases of securities available for sale   (101,172)          (129,713)
Purchases of securities held to maturity      (24,824)            (7,994)
Decrease (increase) in federal funds sold
 and securities purchased under
 agreements to resell                          (3,503)              3,310
Loans originated, net of principal
 collected on loans                           (84,539)           (93,198)
Net purchases of premises and equipment        (3,686)            (5,452)
Proceeds from sales of other real estate owned     237                127
Proceeds from sales of loans                        11             33,552
Spin-off of  subsidiary                              -              (764)
      Net cash provided by (used in)
       investing activities                   (92,299)           (65,750)




                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (Amounts in thousands)


Cash flows from financing activities:           1997                1996
                                            (Unaudited)         (Unaudited)
Increase  in deposits                          $2,271              $18,736
Increase  in Federal funds purchased           10,936                8,699
Decrease in securities sold under
 agreements to repurchase                    (11,182)             (36,865)
Increase in notes payable to the
 U.S. Treasury                                 15,531               19,989
Increase (decrease) in advances from
 the Federal Home Loan Bank                    18,454              (9,275)
Increase (decrease) in other borrowings       (5,696)                2,939
Proceeds from stock options exercised             560                  417
Issuance of common stock                            -                4,996
Cash dividends paid                           (1,980)              (1,802)
Repurchase of common stock                      (516)                (915)
      Net cash provided by (used in)
       financing activities                    28,378                6,919

Increase (decrease) in cash and
 due from banks                              (10,610)                   61
Cash and due from banks, January 1             76,923               74,910
Cash and due from banks, September 30         $66,313              $74,971


See notes to consolidated financial statements.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996

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

      The accounting and reporting policies of Area Bancshares Corporation, ("Area") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Area Bancshares Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A full description of significant accounting policies is presented in the 1996 annual report to shareholders as well as a complete set of footnotes.

      On September 30, 1997 Area completed a merger with Cardinal Bancshares, Inc. ("Cardinal"), a multi-bank and thrift holding company headquartered in Lexington, Kentucky. Total assets of Cardinal on September 30, 1997 were approximately $659,000,000. The transaction was accounted for as a pooling-of-interests, and accordingly, all financial information contained herein of prior results has been presented as if Area and Cardinal were combined at the beginning of each period presented.

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

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)


NOTE 4.    Investment Securities


      The amortized cost and approximate market values of investment securities as of September 30, 1997 and December 31, 1996 are as follows:


      Available for Sale
      (Amounts in thousands)

                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE

      September 30, 1997

      U.S. Treasury and
      Federal Agencies     $201,093      $1,291       $634     $201,750
      Mortgage-backed
      securities             61,442         824        120       62,146
      Obligations of states
      and political
      subdivisions           16,053         471          5       16,519
      Equity and other
      securities             23,295      13,101          -       36,396
                           $301,883     $15,687       $759     $316,811


                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE

      December 31, 1996

      U.S. Treasury and
      Federal Agencies    $235,523      $1,601         $619    $236,505
      Mortgage-backed
      securities            60,959         732          355      61,336
      Obligations of states
      and political
      subdivisions           3,898          51            5       3,944
      Equity and other
      securities            19,098       4,233          173      23,158
                          $319,478      $6,617       $1,152    $324,943

      Held to Maturity
      (Amounts in thousands)

                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE


      September 30, 1997
      States and Political
      Subdivisions        $117,416        $5,416        $571   $122,261


                          AMORTIZED    UNREALIZED  UNREALIZED   MARKET
                             COST        GAINS       LOSSES     VALUE


      December 31, 1996
      States and Political
      Subdivisions         $97,120       $4,669       $667     $101,122

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)

NOTE 5.                 Intangibles

      Goodwill, core deposit, and purchased bank charter intangibles arise from purchase transactions. Goodwill is amortized on a straight-line basis over a 10 year period. Core deposit intangibles are amortized on a straight-line basis over the estimated lives of the deposits which average 10 years while purchased bank charter intangibles are amortized over a ten-year period on a straight-line basis. At September 30, 1997 and December 31, 1996, the unamortized balances of goodwill were $12,134,000 and $12,015,000 and core deposit intangibles were $3,768,000 and $4,294,000, respectively.

NOTE 6. Sale of Assets and Spin-off

      On May 14, 1996, substantially all of the assets of Cardinal Credit Corporation, a Cardinal subsidiary, were sold to Norwest Financial were sold Kentucky, Inc. An after-tax gain of approximately $4,600,000 was recorded in connection with such sale and the related termination of Cardinal Credit Corporation's business. The cash proceeds of the sale were invested in short-term securities.


      On May 23, 1996 a spin-off of Security First Network Bank ("SFNB"), a
      Cardinal subsidiary, was effected. Shareholders of Cardinal common stock received on a pro rata basis the distribution of 2,398,908 shares. The terms and conditions of the spin-off were set forth in the First Amended and Restated Plan of Distribution adopted by the Board of Directors of Cardinal on October 5, 1995. SFNB's common stock is traded on Nasdaq's National Market System under the trading symbol "SFNB". Summary balance sheet information of SFNB as of the spin-off date is as follows:


                                  (Dollars in thousands)

      Cash                           $    764
      Interest-bearing deposits         3,657
      Securities                       14,216
      Net loans                        20,637
      Premises                          3,959
      Other assets                        870
      Deposits                         42,644
      FHLB advances                     1,230
      Other liabilities                   867
      Stockholder's equity              (638)

NOTE 7.Savings Association Insurance Fund Special Assessment

      On September 30, 1996 the Deposit Insurance Funds Act of 1996 was signed into law. As a result of this law, the FDIC collected a special assessment of 65.7 basis points on Savings Association Insurance Fund ("SAIF") assessable deposits as of March 31, 1995. An expense of $726,000 for the special assessment was recorded in the quarter ended September 30, 1996.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)

NOTE 8.Impact of New Accounting Standards

      The Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," during 1996 which is effective for Area beginning in 1997. SFAS No. 125 provides consistent standards for distinguishing transfers of assets that are sales from transfers that are secured borrowings. SFAS No. 125 requires that liabilities incurred by transferors as part of a transfer be measured at fair value and that any retained interest in transferred assets be measured by allocating the previous carrying amount between the assets sold and retained interest based upon their relative fair values at the date of the transfer. Additionally, SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligations to return them in certain circumstances in which the secured party has taken control of those assets.

      Certain provision of SFAS No. 125 have been deferred for one year, to after December 31, 1997, by the issuance of SFAS No. 127, "Deferral of the Effective Dates for Certain Provisions of FASB Statement No. 125." Management has determined that the potential effect of SFAS No. 125 on its financial position and results of operations is immaterial.

      In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 simplifies the computation of earnings per share ("EPS") by replacing the historical measures of EPS with a presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of
      common shares outstanding for the period.   Diluted EPS reflects the
      potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.

      SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Area does not expect the implementation of SFAS No.128 to have a material effect on the consolidated financial statements.

      SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 contains no change in disclosure requirements for companies that were subject to previously existing requirements and was issued to eliminate the exemption of nonpublic entities from certain previously issued disclosure requirements. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997 and is not expected to have a material effect on Area's consolidated financial statements.

      In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The statement requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Area does not expect the implementation of this statement to have a material effect on the consolidated financial statements.

      SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly report to shareholders. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measures their performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Area does not expect the implementation of SFAS No. 131 to have a material effect on the consolidated financial statements.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      General

      Area is a multi-bank holding company incorporated in Kentucky in 1981 and registered under the Bank Holding Company Act of 1956, as amended. On September 30, 1997, the Corporation had direct control of three affiliated commercial banks, indirect control of seven additional commercial banks through the ownership of holding companies and indirect control of one Federal thrift through the ownership of a holding company, all of which are located in Kentucky. Of the banks controlled by Area, four are national banks, six are state banks, and one is a federal thrift. (See note 1 for a discussion of the merger between Area and Cardinal on September 30, 1997).

      Area and its subsidiaries engage in retail and commercial banking and related financial services. In connection with these services, Area provides the usual products and services of retail and commercial banking such as deposits, commercial loans, personal loans, and trust services. The principal business of Area consists of making loans. The principal markets for these loans are businesses and individuals. These loans are made at the offices of the affiliated banks and subsidiaries, and some are sold on the secondary market. Additionally, Area engages in activities that are closely related to banking, including mortgage banking, investment brokerage, and consumer finance.

      The discussion that follows is intended to provide additional insight into Area's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of
      Part I of this report.

A.    Results of Operations

      Net income for the quarter ended September 30, 1997 was $4,789,000 or $.30 per share compared to $4,135,000 or $.26 per share for the same period last year, an increase of $654,000 or 15.8% and $.04 per share or 15.4% respectively. Year-to-date earnings were $15,561,000 or $.98 per share compared to $15,135,000 or $.95 per share in 1996. The year-to-date increases were $426,000 or 2.8% and $.03 per share or 3.2%,
      respectively.   Earnings for the quarter reflected an increase in net
      interest income-tax equivalent and an improvement in non-interest income partially off-set by increased non-interest expenses. Earnings for the nine months ended September 30, 1997, rose as a result of an increase in net interest income-tax equivalent of $2,312,000 or 4.1%, a reduction of $928,000 in the provision for loan losses and a reduction of $3,071,000 in non-interest expenses offset by a reduction of $7,384,000 in non-interest income as a result of a gain on the sale of the assets of Cardinal Credit Corporation totaling $8,230,000 recorded in the second quarter of 1996.

      Return on average assets totaled 1.07% (annualized) during the quarter ended September 30, 1997 and 1.19% (annualized) for the first nine months of the year compared to .97% (annualized) and 1.17% (annualized) for the same periods in 1996. Return on average equity was 9.99% (annualized) for the quarter ended September 30, 1997 and 11.51% (annualized) for the first nine months of the year compared to 9.81% (annualized) and 12.93% (annualized) for similar periods during 1996.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)

      Results of Operations (continued)


      The following table shows the components of net income on a taxable equivalent basis:



          CONDENSED STATEMENTS OF INCOME - TAXABLE EQUIVALENT BASIS
                     (Amounts in thousands, except per share data)

                             3 MONTHS ENDED 9/30      9 MONTHS ENDED 9/30
                          1997     1996     CHANGE   1997    1996    CHANGE

Interest income           $35,493 $34,042   $1,451 $103,331 $102,864   $467
Taxable-equivalent
 adjustment                   940     841       99    2,559    2,462     97
Interest income-taxable
 equivalent                36,433  34,883    1,550  105,890  105,326    564
Interest expense           16,243  15,867      376   46,899   48,647 (1,748)
Net interest income-
 taxable equivalent        20,190  19,016    1,174   58,991   56,679   2,312
Provision for loan losses   1,130   1,034       96    2,415    3,343   (928)
Non-interest income         4,654   4,178      476   13,828   21,212 (7,384)
Non-interest expenses      16,128  15,526      602   45,883   48,954 (3,071)
Income before income taxes  7,586   6,634      952   24,521   25,594 (1,073)
Income taxes                1,857   1,658      199    6,401    7,997 (1,596)
Tax equivalent adjustment     940     841       99    2,559    2,462      97

           Net income      $4,789  $4,135     $654  $15,561  $15,135    $426

           Net income per
           share             $.30    $.26     $.04     $.98     $.95    $.03

      Net Interest Income

      The largest component of Area's operating income is net interest income. Net interest income is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. For purposes of this discussion, interest income earned on tax-exempt securities and loans is adjusted to a fully-taxable equivalent basis to facilitate comparison with interest earned which is subject to statutory taxation.

      Changes in net interest income generally occur due to fluctuations in the balance and/or mix of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)

      Net Interest Income (continued)


      The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and nine months ended September 30, 1997 and 1996, respectively.


      (Amounts in thousands, except percentages)
                           3 MONTHS ENDED 9/30        9 MONTHS ENDED 9/30
                          1997    1996     CHANGE    1997     1996    CHANGE

Average rate on earning
 assets                  8.62%    8.68%    (.06%)    8.63%    8.72%   (.09%)
Average rate on interest
bearing liabilities      4.61%    4.66%    (.05%)    4.56%    4.71%   (.15%)
Net interest spread      4.01%    4.02%    (.01%)    4.07%    4.01%     .06%
Net interest margin      4.78%    4.72%      .06%    4.81%    4.68%     .13%
Average earning
 assets              1,676,197  1,601,274  74,923 1,639,743 1,612,567  27,176
Average interest
 bearing liabilities 1,397,501  1,357,628  39,873 1,376,550 1,379,330 (2,780)

      Net interest income, on a tax equivalent basis, increased $1,174,000 or 6.2% for the quarter ended September 30, 1997, as a result of an increase in average net earning assets (average earning assets less average interest bearing liabilities) an increase in the net interest margin from 4.72% to 4.78%. For the nine months ended September 30, 1997, net interest income, on a tax equivalent basis, increased $2,312,000 or 4.1% over the same period of 1996, as a result of an increase in average net earning assets as well as an increase in the net interest margin from 4.68% to 4.81%. The improvement in the net interest margin was the result of a decrease of .15% in the rate paid on interest bearing liabilities offset by the rate on earning assets decreasing .09% during the period.

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

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)


      Provision for Loan Losses (continued)


      An analysis of the changes in the allowance for loan losses and selected ratios follows:


      (Amounts in thousands, except percentages)

                                        3 MONTHS ENDED 9/30
                                       1997     1996    CHANGE

      Balance, June 30              $19,474   $17,298   $2,176
      Provision for loan losses       1,130     1,034       96
      Loan loss recoveries              252       754    (502)
      Loans charged off                 840       656      184
      Balance, September 30         $20,016   $18,430   $1,586

      Average loans, net of
      unearned income            $1,201,043 $1,095,974 $105,069
      Provision for loan losses
      to average loans*                .38%       .38%        -
      Net loan charge-offs to
      average loans*                   .20%     (.04%)     +.24%
      Allowance for loan losses
      to end of period loans          1.66%      1.64%     +.02%


      *  Amounts annualized



                                        9 MONTHS ENDED 9/30
                                       1997        1996       CHANGE

      Balance, January 1             $18,663     $17,814        $849
      Provision for loan losses        2,415       3,343       (928)
      Loan loss recoveries             1,263       1,640       (377)
      Loans charged off                2,325       3,033       (708)
      Adjustments for the sale
       of Cardinal Credit
       Corporation and spin-off
       of SFNB                             -     (1,334)       1,334
      Balance, September 30          $20,016     $18,430      $1,586

      Average loans, net of
       unearned income            $1,178,125  $1,087,245     $90,880
      Provision for loan losses
       to average loans*                .27%        .41%      (.14%)
      Net loan charge-offs to
       average loans*                   .12%        .17%      (.05%)
      Allowance for loan losses
       to end of period loans          1.66%       1.64%       +.02%

      *  amounts annualized

      The provision for loan losses increased $96,000 or 9.3% to $1,130,000 for the quarter ended September 30, 1997, and decreased $928,000 or 27.8% to $2,415,000 during the nine months ended September 30, 1997
      compared to the same periods last year.   The decrease for the nine
      months ended September 30, 1997 was primarily the result of a decrease in nonperforming assets from $5,725,000 on September 30, 1996 to $5,440,000 on September 30, 1997.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)


      Provision for Loan Losses (continued)

      The provision for loan losses as a percentage of average loans totaled .38% (annualized) for both the quarter ended September 30, 1997 and September 30, 1996. For the nine-month period ended September 30, 1997, the provision for loan losses as a percentage of average loans decreased to .27% (annualized) from .41% (annualized) for the same period in 1996. The decrease for the nine-month period is the result of a decrease in nonperforming loans discussed above.

      Net loan charge-offs (loan charge-offs less recoveries) to average loans increased to .20% (annualized) from (.04)% (annualized) for the quarter ended September 30, 1997, and decreased to .12% (annualized) from .17% (annualized) for the nine months ended September 30, 1997.

      The reserve for loan losses represented 1.66% of total loans on September 30, 1997, as compared to the September 30, 1996 level of 1.64% and 1.63% at year-end.

      Non-Interest Income


      The following table sets forth the components of non-interest income for the three and nine months ended September 30, 1997 and 1996:


      (Amounts in thousands)
                            3 MONTHS ENDED 9/30        9 MONTHS ENDED 9/30
                        1997     1996      CHANGE   1997     1996     CHANGE

Commissions and fees
 on fiduciary
 activities           $1,109   $1,004       $105   $3,139    $2,731     $408
Service charges
 on deposit accounts   1,715    1,627         88    4,999     4,745      254
Other service charges,
 commissions
 and fees              1,113    1,201        (88)   3,794     3,653      141
Securities gains (net)     1       17        (16)       8       486    (478)
Gains on sales of
 loans (net)             507       96         411   1,148     8,802  (7,654)
Gains (losses) on sales
 of other real estate
 owned (net)             (9)       19        (28)    (10)        12     (22)
Other                    218      214         (4)     750       783     (33)
  TOTAL               $4,654   $4,178        $476 $13,828   $21,212 $(7,384)


      Non-interest income totaled $4,654,000 and $13,828,000 for the three and nine-month periods ended September 30, 1997. These amounts represent an increase of $476,000 or 11.4% for the current quarter and a decrease of $7,384,000 or 34.8% for the nine months ended September 30, 1997, when compared to 1996 period totals. Commissions and fees on fiduciary activities increased $105,000 or 10.5% in the third quarter of 1997 and $408,000 or 14.9% for the nine-month period primarily as a result of increases in assets under management.
      Service charges on deposit accounts increased $88,000 or 5.4% to $1,715,000 and $254,000 or 5.4% to $4,999,000 respectively, for the three and nine months ended September 30, 1997, when compared to similar period totals in 1996, due largely to increases in deposits subject to service charges. Other service charges, commissions and fees decreased $88,000 or 7.3% for the quarter ended September 30, 1997 while increasing $141,000 or 3.9% for the nine months ended September 30, 1997 when compared to the same periods of 1996. The decrease for the quarter was largely the result of a decline in mortgage activity. Securities gains decreased $16,000 to $1,000 and $478,000 to $8,000 for the three-and nine-month periods ending September 30, 1997.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)


      Non-Interest Income (continued)

      Gains on the sales of loans increased $411,000 to $507,000 in the quarter ended September 30, 1997 as a result of increased sales activity while decreasing $7,654,000 to $1,148,000 during the nine months ended September 30, 1997. The decrease for the nine months was largely the result of a gain in the amount of $8,230,000 recorded in 1996 related to the sale of substantially all of the assets of Cardinal Credit Corporation. Gains on the sales of loans would have increased $572,000 without the sale of Cardinal Credit Corporation assets due to increased activity in the sale of mortgage loans. Other non-interest income increased $4,000 or 1.9% to $218,000 and while descreasing $33,000 or 4.2% to $750,000 for the three-and nine-month periods ended September 30, 1997.

      Non-Interest Expenses


      The following table sets forth the components of non-interest expenses for the three months ended September 30, 1997 and 1996:


      (Amounts in thousands)
                                          3 MONTHS ENDED 9/30
                                        1997        1996          CHANGE

      Salaries and employee benefits   $7,534     $7,020            $514
      Net occupancy expense             1,057        972              85
      Furniture and equipment expense   1,202      1,032             170
      Federal deposit insurance            62        896           (834)
      Data processing expense             860        667             193
      Other                             5,413      4,939             474
                TOTAL                 $16,128    $15,526            $602


      For the quarter ended September 30, 1997 total non-interest expenses increased $602,000 or 3.9% to $16,128,000. Salaries and employee benefits increased $514,000 or 7.3% to $7,534,000 for the third quarter as a result of additional staff required to support current and future growth as well as normal salary adjustments. Net occupancy expense and furniture and equipment expense increased $255,000 or 12.7% to $2,259,000 for the three-month period ended September 30, 1997. This increase was largely the result of the addition of new branches. Federal deposit insurance expense declined $834,000 to $62,000 as a result of the one-time SAIF Special Assessment totaling $726,000 included in the third quarter of 1996. Data processing expenses increased $193,000 or 28.9% to $860,000 during the quarter as a result of continued enhancements to Area's data processing capabilities to meet internal and customer needs. Other non-interest expenses increased $474,000 or 9.6% to $5,413,000 for the three months ended September 30, 1996 primarily as a result of increases in license taxes, professional fees and marketing.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)


      Non-Interest Expenses (continued)


      The following table sets forth the components of non-interest expenses for the nine months ended September 30, 1997 and 1996 and the adjusted
      (for the sale of Cardinal Credit Corporation and the spin-off of SFNB as described in note 7 herein) non-interest expenses for the nine months ended September 30, 1997:


                                   Nine months ended September 30,

                     1997      1996                           1996    Change
                      As        As     Reported Cardinal        As   From 1997
                   Reported   Reported  Change   Credit SFNB Adjusted Reported

Salaries and
 benefits         $21,874     $22,915 $(1,041)  $1,321  $729  $20,865  $1,009
Net occupancy
 expense            3,020       3,158    (138)     266    52    2,840     180
Furniture and
 equipment expense  3,328       3,451    (123)      91   426    2,934     394
Federal deposit
 insurance            166       1,180  (1,014)       -    30    1,150   (984)
Data processing
 expense            2,383       2,296       87      22   158    2,116     267
Other              15,112      15,954    (842)     991   590   14,373     739

  Total           $45,883     $48,954 $(3,071)  $2,691 $1,985  $44,278  $1,605


      Non-interest expenses decreased $3,071,000 for the nine months ended September 30, 1997 compared to the same period in 1996. Substantially all of the decrease can be attributed to the termination of business of Cardinal Credit Corporation and the spin-off of SFNB (see note 6 herein) Area's non-interest expenses were not impacted by Cardinal Credit Corporation and SFNB for the first nine months of 1997 since Cardinal Credit Corporation terminated business on May 14, 1996 and SFNB was spun-off effective May 23, 1996. The following discusses changes in non-interest expenses from the nine months ended September 30, 1996 as adjusted (for the sale of Cardinal Credit Corporation's assets and the spin-off of SFNB) and the reported nine months ended September 30, 1997.

      Non-interest expenses when compared to adjusted 1996 period totals increased $1,605,000 or 3.6% to $45,883,000. Salaries and employee benefits increased $1,009,000 or 4.8% to $21,874,000 primarily as a result of additional staff and normal salary increases. Net occupancy expense and furniture and equipment expense increased $574,000 or 9.9% to $6,348,000 largely as a result of the addition of new branches. Federal deposit insurance expense declined $984,000 to $166,000 as a result of the one-time SAIF special assessment totaling $726,000 included in the 1996 period and a reduction in rates paid to the FDIC. Data processing expenses increased $267,000 or 12.6% during the nine-month period as a result of continued enhancements to Area's data processing capabilities. Other non-interest expenses increased $739,000 or 5.1% to $15,112,000 during the nine months ended September 30, 1997.

      In August 1997 management initiated a company-wide review of all computer systems and applications to ensure year 2000 compliance. This review and related corrective action, if necessary, is scheduled for completion in June 1998. Area expects to incur internal staff costs related to year 2000 issues during this period, but anticipates that these expenses will be immaterial.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)


      Income Tax Expense

      Income tax expense totaled $1,857,000 and $6,401,000 for the three and nine-month periods ended September 30, 1997. The decrease in the tax expense for the nine months was largely the result of a lower level of pretax income. The effective tax rate was 27.9% and 29.1% for the three-and nine-month periods ended September 30, 1997 compared to
      28.6% and 34.6% for the same periods of 1996, respectively.   The
      decrease in the effective tax rate for the nine-months ended September 30, 1997 compared to the same period in 1996 was primarily the result of an increase in tax-exempt income. The effective tax rate differs from the marginal income tax rate of 35% in both 1997 and 1996, primarily as a result of tax-exempt income.

B.    Financial Position

      Total assets increased $52,654,000 or 2.9% to $1,848,944,000 from
      December 31, 1996 to September 30, 1997.

      Earning assets totaled $1,717,431,000 on September 30, 1997, an increase of $63,688,000 or 3.9% over December 31, 1996. Loans, including loans held for sale, increased $42,119,000 to $1,210,391,000 during the nine months ended September 30, 1997. Loans, including loans held for sale, represent the largest category of earning assets, comprising 70.5% of earning assets as of September 30, 1997 and 70.6% as of December 31, 1996.

      Short-term investments, which include interest-bearing deposits with banks, federal funds sold and trading account securities, totaled $72,813,000 on September 30, 1997, an increase of $9,405,000 or 14.8%
      from year-end balances.

      Investment securities represent 25.3% of earning assets. They totaled $434,227,000 on September 30, 1997, an increase of $12,164,000 or 2.9%
      over December 31, 1996 balances.

      Deposits totaled $1,396,670,000 on September 30, 1997, an increase of $2,271,000 or .2% from December 31, 1996. Non-interest-bearing deposits declined $21,257,000 or 10.8% to $175,308,000 from year-end totals, while interest-bearing deposits increased $23,528,000 or 2.0% to $1,221,362,000 during this period.

      Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank, and other borrowings
      increased by $28,064,000 to $241,980,000       from $213,916,000 on
      December 31, 1996.


      Capital Resources

      Shareholders' equity totaled $189,413,000 at September 30, 1997, an increase of $20,030,000 or 11.8% from December 31, 1996. Out of net income of $15,561,000 during the first nine months of 1997, $13,581,000 was retained after paying dividends to shareholders of $1,980,000. The net unrealized gains on securities available for sale, net of taxes were $9,733,000 at September 30, 1997, compared to net unrealized gains of $3,560,000 at year-end 1996. An increase in unrealized gains on equity securities was largely responsible for this increase.

      The shareholders' equity-to-asset ratio was 10.24% at September 30, 1997 compared to 9.43% on December 31, 1996.

      Book value per share was $12.18 and $10.92 at September 30, 1997 and December 31, 1996, respectively.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)


      Capital Resources (continued)


      A summary of the capital ratios are shown below.


                                                           Regulatory
                                                      Capital Requirements

                     September 30 December 31 September 30  Well    Minimum
                         1997       1996        1996    Capitalized Required

Leverage Ratio            9.33%      8.86%       8.61%     5.00%      4.00%
Tier I Risk Based
 Capital Ratio           13.04%     12.93%      12.83%     6.00%      4.00%
Total Risk Based
 Capital Ratio           14.30%     14.19%      14.09%    10.00%      8.00%

      Asset Quality

      At September 30, 1997, the allowance for loan losses was $20,016,000 or 1.66% of quarter end loans, as compared to 1.63% of loans at December 31, 1996. The ratio of the allowance for loan losses to non-performing assets increased to 367.9% at September 30, 1997, compared with 364.9% at December 31, 1996 as a result of an increase in the allowance for loan losses and a reduction in total nonperforming assets. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest,
      restructured loans, and other real estate owned.    Currently, net
      charge-offs (loan charge-offs less recoveries) are at .12%
      (annualized) of average year-to-date loans compared to .17% (annualized) during the same period in 1996. This reduction reflects a lower level of loans charged off.

      Management has determined that the allowance for loan losses is maintained at a level that is sufficient to absorb the losses that, in the reasonable opinion and judgment of management, are known and inherent in the loan portfolio. Management's evaluation includes an analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends, and the economic conditions within Area's marketing area. Additional allocations for the allowance are based on specifically identified potential loss situations.

      The allowance for loan losses is allocated by category of loan and by a percentage distribution of the allowance allocation. An allocation of the allowance for loan losses is an estimate of the portion which will be used to cover future charge-offs in each loan category, but does not preclude any portion of the allowance allocated to one type of loan from being used to cushion losses of another loan type. This allocation is determined by the estimated loss within each loan pool as well as any specific allocations that may be assigned to specific loans within the same portfolio section with the remainder being assigned to the unallocated category.

      A continuous and comprehensive loan review program is maintained by Area for each affiliate bank. The purpose of these reviews is to provide periodic review and inspection of loans to ensure the safety, liquidity, and profitability of the loan portfolio. Area's loan review department is entrusted with the responsibility to identify foreseeable problems, measure compliance with established loan and operating policies, and provide objective loan portfolio appraisals to the Board of Directors and management.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)

      Asset Quality (continued)



      The following schedule shows the dollar amount of assets at September
      30, 1997 and December 31, 1996, and September 30, 1996, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing, restructured loans, and other real estate and in-substance foreclosures:



      (In thousands)
                                 September 30   December 31     September 30
                                     1997           1996            1996

Nonperforming assets:
Nonaccrual loans                     $2,220        $2,727           $2,926
Loans contractually past
 due ninety days or more
 as to interest or principal
 payments and still accruing          1,734         1,217            1,546
Total nonperforming and restructured
 loans                                3,954         3,944            4,472
Other real estate owned               1,486         1,171            1,253
  Total nonperforming assets         $5,440        $5,115           $5,725


C.    Liquidity

      Deposits have historically provided Area with a major source of stable and relatively low-cost funding. Secondary sources of liquidity include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank, and other borrowings.

      As of September 30, 1997, 75.5% of total assets were funded by core deposits while 13.1% were funded with secondary sources of liquidity discussed above, compared to 77.6% and 11.9%, respectively, as of December 31, 1996.

      The net loan-to-deposit ratio increased from 80.9% on December 31, 1996 to 84.8% on September 30, 1997.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings
          Not applicable.

      Item 2.   Changes in Securities
          Not applicable.

      Item 3.   Defaults Upon Senior Securities
          Not applicable.

      Item 4.   Submission of Matters To a Vote of Security Holders

          A special meeting of shareholders was held on September 15, 1997 to vote upon the following:

          Proposal 1:    To amend Area's Articles of Incorporation to
                         increase the number of shares of authorized no par value common stock from 16,000,000 to 50,000,000.

          Proposal 2:    To approve the agreement and plan of merger (see
                         item 6(b) below) entered into with Cardinal
                         Bancshares, Inc. pursuant to which Cardinal
                         Bancshares, Inc. merged with Area. The exchange ratio was 2.7391 shares of Area common stock for each share of Cardinal common stock.

          The outcome of the voting was as follows:


                               For      Against       Abstain      Total

          Proposal 1:    8,476,725       9,082         4,140     8,489,947

          Proposal 2:    8,482,770       3,037         4,140     8,489,947


          Total outstanding shares eligible to vote were 11,304,860

      Item 5.   Other Information
          Not applicable.

                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 (UNAUDITED)
                         SEPTEMBER 30, 1997 AND 1996
                                 (continued)


Item 6.    Exhibits and Reports on Form 8-K

          a)   Exhibits:

            Exhibit 11 Statement RE Computation of Earnings Per Share page
            26.

            Exhibit 27 Financial Data Schedule (For SEC use only)

          b) Form 8-K dated May 2, 1997 was filed with the United States Securities and Exchange Commission and reported the following information under "Item 5 - Other Events:"

               On May 1, 1997, Area signed a definitive agreement that provided for the combination of Area and Cardinal.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       AREA BANCSHARES CORPORATION



Date:  November 14, 1997               By: /S/ Thomas R. Brumley
                                           Thomas R. Brumley
                                           President and Chief Executive
                                           Officer
                                           (Principal Executive Officer)



Date:  November 14, 1997               By: /S/ John A. Ray
                                           John A. Ray
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date:  November 14, 1997               By: /S/ Gary R.White
                                           Vice President, Controller
                                           (Principal Accounting Officer)



                AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                 EXHIBIT 11
 Statement RE Computation of Earnings Per Common Share and Common Equivalent
                                   Share *



                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,

                                  1997         1996      1997       1996

Shares of common stock,
 beginning                   15,735,257   15,715,573  15,514,222  15,465,743
Shares of common stock,
 ending                      15,551,567   15,711,742  15,551,567  15,711,742

Computation of weighted
 average number of common
 and common equivalent shares:

Common shares outstanding
 at the beginning
 of the period               15,735,257   15,715,573  15,514,222  15,465,743

Weighted average number
 of shares issued                     -            -           -     195,829

Weighted average number
 of shares redeemed                   -        2,415      19,049      36,821

Weighted average number
 of Cardinal shares owned
 by Area (inter-company
 investment)                    214,882      214,882     214,882      95,503

Weighted average of common
 stock equivalent attributable
 to stock options granted,
 computed under the treasury
 stock method                   355,011      311,098     577,410     350,987

Weighted average number of
 common and common equivalent
 shares (note 3)             15,875,386   15,809,374  15,857,701  15,880,235


Earnings and earnings per
 common and common
 equivalent shares:
 (note 3)

Net income                   $4,789,000   $4,135,000 $15,561,000 $15,135,000

Earnings per common and
 common equivalent share           $.30         $.26        $.98        $.95

Dividends per share                $.03         $.04        $.09       $.115


* September 30, 1996 per share data restated to reflect a 3-for-2 stock split effected in the form of a dividend in December 1996.