Form 10-K405
period 1997-12-31
AREA BANCSHARES CORP
filed 1998-03-27
CIK 357191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1997

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
         For the transition period from __________ to __________.

                         Commission file number 0-26032.

                           AREA BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

              Kentucky                                    61-0902343
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                   Identification Number)

         230 Frederica Street
             Owensboro, KY                                   42301
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code:  (502) 926-3232

Securities Registered Pursuant to Section 12(b) of the Act:  None



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. (X)

The Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 18, 1998 was $234,166,000, (based upon reports of beneficial ownership that approximately 60.53% of the shares are so owned by nonaffiliates).


The number of shares outstanding of the Registrant's common stock as of March 18, 1998:

    15,630,802 Shares Common Stock, No Par Value

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
ITEM 1     BUSINESS

            (A)  General Description                                          4
            (B)  Affiliated Banks                                             4
            (C)  Bank-Related Subsidiaries and Affiliates                     5
            (D)  Executive Officers of the Registrant                         6
            (E)  Employees                                                    6
            (F)  Supervision and Regulation                                   7
            (G)  Governmental Monetary Policy                                10
            (H)  Competition                                                 11
            (I)  Statistical Disclosure                                      12

ITEM 2     PROPERTIES                                                        13

ITEM 3     LEGAL PROCEEDINGS                                                 14

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

                                     PART II

ITEM 5     MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                              15

ITEM 6     SELECTED FINANCIAL DATA                                           15

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              15

ITEM 7a    MARKET RISK                                                       15

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       15

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                              15

                                    PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                15

ITEM 11    EXECUTIVE COMPENSATION                                            15

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                       16

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    16

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K                                                      16

PART I

Item 1. BUSINESS

(A) GENERAL DESCRIPTION

       Area Bancshares Corporation (the "Corporation") is a multi-bank holding company incorporated in Kentucky in 1981 and registered under the Bank Holding Company Act of 1956, as amended. On December 31, 1997, the Corporation had direct control of three affiliated commercial banks and indirect control of seven additional commercial banks through the ownership of holding companies, all of which are located in Kentucky, of which four are national banks, six are state banks, and one is a federal thrift (collectively referred to as banks or affiliated banks).

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

(B) AFFILIATED BANKS

       The eleven affiliated banks had 52 banking locations at December 31, 1997. These banks serve both agricultural and metropolitan areas. The location and certain other information about the affiliated banks are given below:

                                                        December 31, 1997
       Affiliated Banks                                 Total Assets (000)
       ----------------                                 ------------------

       Alliance Bank, FSB                                    $189,149
       124 N. Main Street
       Somerset, Kentucky 42501

       Bowling Green Bank and Trust Company, N.A              175,727
       1820 Scottsville Road
       Bowling Green, Kentucky 42103

       Citizens Deposit Bank                                   44,521
       100 Main Street
       Calhoun, Kentucky 42327

       First City Bank and Trust Company                      286,204
       1002 South Virginia Street
       Hopkinsville, Kentucky 42240

       First & Peoples Bank                                    57,136
       110 E. Main Street
       Springfield, Kentucky 40069

       HNB Bank, N.A                                          174,065
       101 N. Main Street
       Harlan, Kentucky 40831

       Jefferson Banking Company                               82,316
       4201 Shelbyville Road
       Louisville, Kentucky 40207

       The New Farmers National Bank of Glasgow               162,209
       701 Columbia, Box 248
       Glasgow, Kentucky 42142

       The Owensboro National Bank                            475,668
       230 Frederica Street
       Owensboro, Kentucky 42301

       Southern Deposit Bank                                   77,974
       102 West Park Square, Box 130
       Russellville, Kentucky 42276

       The Vine Street Trust Company                          177,104
       360 E. Vine Street
       Lexington, Kentucky 40507

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

       During April 1992, VST Financial Services, Inc. was formed as a wholly-owned subsidiary of The Vine Street Trust Company for the purpose of originating and facilitating the processing of small business administration guaranteed loans.

       On April 20, 1994, ABC Credit Corporation ("ABC Credit") was formed as a nonbank subsidiary of First City Bank and Trust Company. ABC Credit operates as a consumer finance company under the Kentucky Consumer Loan Company Act, K.R.S.
288.410 et seq. As of December 31, 1997, ABC Credit had ten offices operating in Kentucky with net loans outstanding of $11,234,000.

       ONB Investment Services, Inc. (formally known as Ixtlan Holdings, Inc.) was formed on August 26, 1994 as a nonbank subsidiary of The Owensboro National Bank.

(D) EXECUTIVE OFFICERS OF THE REGISTRANT

       The names and ages of the executive officers of the Corporation as of March 15, 1998, the Corporation offices held by these executive officers on that date, the period during which the executive officers have served as such and the other positions held with the Corporation by these officers during the past five years are set forth below:

                                      Parent Company           Position
  Name and Address        Age            Position              Commenced            Other Positions
------------------        ---            --------              ---------            ---------------
Thomas R. Brumley         59            President,                1990            President and CEO of
Owensboro, Kentucky               Chief Executive Officer                         The Owensboro National
                                       and Director           Director-1996       Bank from 1983 to 1990

Jack H. Brown             48       Senior Vice President,         1997            Chief Financial Officer
Lexington, Kentucky               Chief Financial Officer                       of Cardinal Bancshares, Inc.
                                                                                   from 1992 to 1997 and
                                                                                   Treasurer of Cardinal
                                                                                   Bancshares, Inc. from
                                                                                       1988 to 1992

Edward F. Johnson         62       Senior Vice President,         1987           First Senior Vice President
Owensboro, Kentucky                     Operations                                    of The Owensboro
                                                                                       National Bank

Donald A. Leibee          53       Senior Vice President,         1990            First Vice President and
Owensboro, Kentucky                 Loan Administration                           Chief Lending Officer of
                                                                                   The Owensboro National
                                                                                   Bank from 1984 to 1990

John S. Penn              46      Executive Vice President        1997          President and Chief Executive
Lexington, Kentucky                                           Director-1997          Officer of Cardinal
                                                                                  Bancshares, Inc. from 1996
                                                                                  to 1997 and President and
                                                                                  Chief Operating Officer of
                                                                                Cardinal Bancshares, Inc. from
                                                                                         1987 to 1996.

Timothy O. Shelburne      41       Senior Vice President,         1995          Vice President and Compliance
Owensboro, Kentucky                   General Counsel                             Officer for The Owensboro
                                                                                     National Bank from
                                                                                        1993 to 1994

John A. Ray               42             Treasurer                1998            President and CEO of The
Owensboro, Kentucky                                                               Owensboro National Bank
                                                                                   from 1997.  First Senior
                                                                                  Vice President of Finance
                                                                                  of The Owensboro National
                                                                                   Bank from 1993 to 1994

(F) EMPLOYEES

       On December 31, 1997, the Corporation had 720 full-time employees and 219 part-time employees. None of the employees of the Corporation are represented by unions. The relationship between management and employees of the Corporation is considered good.

(G) SUPERVISION AND REGULATION

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

       On September 29, 1994, the President of the United States signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Banking Act'). This law, which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies so that bank holding companies located in Kentucky may now acquire a bank located in another state, and any bank holding company located outside of Kentucky may lawfully acquire a Kentucky-based bank, regardless of state laws to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states.

       The Federal Bank Holding Company Act further provides that the Federal Reserve will not approve any acquisition, merger or consolidation (1) which would result in a monopoly, (2) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, (3) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the county or (4) which in any other manner would be restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

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

    Bank Regulation

       The national banks are subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and by the Federal Deposit Insurance Corporation (the "FDIC"). The Kentucky state banks are subject to regulation and examination by the Kentucky Department of Financial Institutions and by the FDIC. The federal thrift is subject to regulation, supervision and examination by the Office of Thrift Supervision as its primary regulator.

    Restrictions on Payment of Dividends

       The principal source of the Corporation's income consists of dividends from its subsidiary banks, and there are certain limitations on the payment of dividends by the subsidiary banks.

       The prior approval of the OCC or the Kentucky Department of Financial Institutions, as applicable, is required if the total of all dividends declared by the subsidiary bank in any calendar year exceeds the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, both federal and state law impose capital limitations on the ability of the Corporation to pay dividends. The Office of Thrift Supervision limits the amount of dividends that can be paid to 50% of the risk-based capital excess.

    Capital Requirements

       General

       Regulatory agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 capital (primarily shareholders equity) or Tier 2 capital (certain debt instruments and portion of the reserve for loan losses). There are two measures of capital adequacy for bank holding companies and their subsidiary banks: the Tier 1 leverage ratio and the Tier 1 Capital to risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth or making acquisitions, as well as institutions with supervisory or operational weaknesses, will be expected to maintain capital positions well above these minimum levels.

       At December 31, 1997, the Corporation had a Tier 1 leverage ratio of 9.54%, a Tier 1 risk-based ratio of 13.24%, and a total risk-based ratio of 14.50%.

       Prompt Corrective Action

       The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act") imposes a regulatory matrix which requires the federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDIC Act mandates that the institution be placed in receivership.

       Pursuant to regulations promulgated under the FDIC Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDIC Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions, and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:

                                               Total
                                             Risk-Based       Tier 1 Risk-
Capital Category          Tier 1 Capital      Capital         Based Capital       Other
----------------          --------------     ----------       -------------       -----

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

       The downgrading of an institution's category is automatic in two situations: (1) whenever an otherwise well-capitalized institution is subject to any written capital order or directive, and (2) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The Federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels.

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

       At December 31, 1997, the Corporation and each of the affiliated banks had the requisite capital levels to qualify as well-capitalized.

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

       Other areas subject to regulations by federal and state authorities include reserves, deposits, investments, loans, mergers, issuance of securities, establishment of branches and other various aspects of operations

(H) GOVERNMENTAL MONETARY POLICY

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

(H) ECONOMIC CONDITIONS

       As outlined in Item 1 (B). Business, Affiliated Banks, the eleven affiliated banks operate in six separate Western Kentucky counties and five separate Eastern Kentucky counties.

       The local economies that each of the banks operate in are currently expanding. The unemployment rate in several of the counties has fallen below the rate of the Commonwealth of Kentucky. The unemployment rate has fallen during 1997 in both the Commonwealth and the local economies of the Banks. The local agricultural economies have been strong with above average yields and prices for the various products grown. The manufacturing economies are expanding with several manufacturing plants in each banking area expanding and adding employees. The housing market is strong in all the banking areas with demand out-stripping supply in several markets.

(I) COMPETITION

       The banking business in Kentucky is highly competitive and the affiliated banks compete not only with banks and thrifts, but with finance and personal loan companies; credit unions; and other financial institutions which are active in the areas in which the affiliated banks operate. In addition, the affiliated banks compete for customer funds with other investment alternatives available through investment brokers, insurance companies, finance companies and other institutions.

       Listed below is each affiliated bank, its county of operations, the total deposits of that county, the deposits of the affiliated bank, and the percentage of total deposits within the county that each affiliated bank controls. The total deposits within the county include all FDIC insured institutions. The information is for June 30, 1997 and was provided by the Federal Deposit Insurance Corporation.

                                                                                               Affiliated
      Affiliated                                     Total                  Affiliated        Bank Percent
         Bank                County          County Deposits (000)     Bank Deposits (000)      of Total
         ----                ------          ---------------------     -------------------      --------

Alliance Bank, FSB           Pulaski             $   607,482              $   88,451             14.6%
124 N. Main Street
Somerset, KY 42501

Bowling Green Bank           Warren                1,036,931                 148,003             14.3%
and Trust Company, N.A
1820 Scottsville Road
Bowling Green, KY 42103

Citizens Deposit Bank        McLean                  115,925                  29,805             25.7%
100 Main Street
Calhoun, KY 42327

First City Bank and          Christian               589,464                 174,321             29.6%
Trust Company
1002 E. Main Street
Hopkinsville, KY 42240

First & Peoples Bank         Washington              162,034                  50,019             30.9%
110 E. Main Street
Springfield, KY 40069

                                                                                               Affiliated
      Affiliated                                     Total                  Affiliated        Bank Percent
         Bank                County          County Deposits (000)     Bank Deposits (000)      of Total
         ----                ------          ---------------------     -------------------      --------
HNB Bank, N.A                Harlan                  270,913                 105,491             38.9%
101 N. Main Street
Harlan, KY 40831

Jefferson Banking            Jefferson            11,974,390                  68,567               .6%
Company
4201 Shelbyville Rd
Louisville, KY 40207

The New Farmers              Barren                  438,831                 124,267             28.3%
National Bank of
Glasgow
701 Columbia, Box 248
Glasgow, KY 42142

The Owensboro National       Daviess               1,128,624                 342,724             30.4%
Bank
230 Frederica St
Owensboro, KY 42301

Southern Deposit Bank        Logan                   304,787                  44,624             14.6%
102 West Park Square
Box 130
Russellville, KY 42276

The Vine Street Trust        Fayette               3,063,978                 120,828              3.9%
Company                                            ---------                 -------              ---
360 E. Vine Street
Lexington, KY 40507

          Total                                  $19,693,359              $1,297,100              6.6%
                                                 ===========              ==========              ===


(J) Statistical Disclosure

       Specific financial information required to be included under Item I of this Form 10-K is incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1997, and listed below along with a page reference where the information can be found in the Annual Report to Shareholders.

Description of Financial Information Required            Reference

Summary of average balance sheets, net interest
income and interest rates                                Table 1, Page 12

Summary of changes in net interest income                Table 2, Page 13

Interest rate sensitivity                                Management's Discussion
                                                         and Analysis, Page 9

Allocation of the allowance for loan losses              Table 7, Page 18

Summary of loan loss experience                          Table 6, Page 17

Carrying amounts of  securities                          Table 3, Page 14

Maturities and average yields of  securities             Table 4, Page 15

Other borrowing information                              Table 10, Page 20

Non-performing assets                                    Table 8, Page 18

Average deposits and rates paid                          Table 9, Page 19

Loan portfolio information                               Table 5, Page 16


ITEM 2. PROPERTIES

       The corporate offices of Area Bancshares Corporation are located at 230 Frederica Street, Owensboro, Kentucky 42301. Information as of December 31, 1997 relative to the properties of the affiliated banks follow:

                                      Number of                 Number of
Affiliated Banks                Leased Facilities (1)     Owned Facilities (1)
----------------                ---------------------     --------------------
Alliance Bank, FSB                         0                         2
124 N. Main Street
Somerset, KY 42501

Bowling Green Bank                         3                         4
and Trust Company, N
1820 Scottsville Road
Bowling Green, KY 421

Citizens Deposit Bank                      0                         1
100 Main Street
Calhoun, KY 42327

First City Bank and                        2                         5
Trust Company
1002 E. Main Street
Hopkinsville, KY 42240

                                      Number of                 Number of
Affiliated Banks                Leased Facilities (1)     Owned Facilities (1)
----------------                ---------------------     --------------------
First & Peoples Bank                       0                         2
110 E. Main Street
Springfield, KY 40069

HNB Bank, N.A                              1                         3
101 N. Main Street
Harlan, KY 40831

Jefferson Banking                          0                         1
Company
4201 Shelbyville Rd
Louisville, KY 40207

The New Farmers                            4                         7
National Bank of
Glasgow
701 Columbia, Box 248
Glasgow, KY 42142

The Owensboro National                     3                         8
Bank
230 Frederica St
Owensboro, KY 42301

Southern Deposit Bank                      0                         3
102 West Park Square
Box 130
Russellville, KY 42276

The Vine Street Trust                      2                         1
Company                                   --                        --
360 E. Vine Street
Lexington, KY 40507

          Total                           15                        37
                                          ==                        ==

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

       The required information is incorporated herein by reference from page 54 of the Area Bancshares Corporation's 1997 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

       Selected financial data are incorporated herein by reference from page 2 of the Area Bancshares Corporation 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

       Information relating to the Corporation's financial condition, results of operations, liquidity, and capital resources is incorporated herein by reference from pages 3 through 21 of the Area Bancshares Corporation 1997 Annual Report.

ITEM 7a. MARKET RISK

       Information required for this item is incorporated herein by reference form page 9 of Area Bancshares Corporation 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Consolidated financial statements of Area Bancshares Corporation and Subsidiaries are incorporated herein by reference from pages 22 through 52 of the Area Bancshares Corporation 1997 Annual Report. Also, unaudited quarterly financial information for the Corporation and its subsidiaries is incorporated by reference from page 11 of the Area Bancshares Corporation 1997 Annual Report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required for this item is incorporated herein by reference from pages 6 through 11 of the Proxy Statement of Area Bancshares Corporation for its 1998 Annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

       Information required for this item is incorporated herein by reference from pages 8 and 9 of Area Bancshares Corporation's Proxy Statement for its 1998 Annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required for this item is incorporated herein by reference from pages 3 through 5 of Area Bancshares Corporation's Proxy Statement for its 1998 Annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required for this item is incorporated herein by reference from page 14 of Area Bancshares Corporation's Proxy Statement for its 1998 Annual meeting of shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPOTS ON FORM 8-K

       (a) 1. Financial Statements

              The following consolidated financial statements of Area Bancshares Corporation and its subsidiaries are incorporated by reference to
              Item 8.

              Consolidated financial statements of Area Bancshares Corporation and Subsidiaries:

              Consolidated Balance Sheets - December 31, 1997 and 1996

              Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995

              Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995

              Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995

              Unaudited quarterly financial information of Area Bancshares and its subsidiaries.

              Independent Auditors' Report - page 22.

           2. Supplemental Schedule

              Schedules are omitted because they are not required or not applicable, or the required information is shown in the financial statements or in notes thereto.

           3. Exhibits:
                                  EXHIBIT INDEX

              Exhibit
                No.                            Description of Exhibit
              -------                          ----------------------
               3.1(1)        Articles of Incorporation of the Registrant, as amended

               3.2(2)        Bylaws of the Registrant, as amended

              10.1(2)*       Form of Area Bancshares Corporation Restricted Stock Plan Agreement

              10.2(2)*       Area Bancshares Corporation 1994 Stock Option Plan

              10.3(3)*       Memorandum dated September 18, 1996 regarding executive officer compensation

              Exhibit
                No.                            Description of Exhibit
              -------                          ----------------------
              10.4(4)*       Cardinal Bancshares, Inc. 1989 Restricted Stock
                              Option Plan, as amended April 16,1 992

              10.5(5)*       Cardinal Bancshares, Inc. 1994 Restricted Stock
                              Option Plan

              10.6(6)*       Cardinal Bancshares, Inc. 1992 Limited Stock Option
                              Plan

              10.7(4)*       Cardinal Bancshares, Inc. 1992 First Federal
                              Savings Bank Restricted Stock Option Plan

              10.8(7)*       Cardinal Bancshares, Inc. 1993 Mutual Federal
                              Savings Bank Restricted Stock Option Plan

              10.9(7)*       Amendment Number 1 to Cardinal Bancshares, Inc.
                              1992 Limited Stock Option Plan

              10.10(6)*      Cardinal Bancshares, Inc. VST Financial Services,
                              Inc. Restricted Stock Plan and Escrow Agreement

              10.11(8)*      Letter Agreement between the Cardinal Bancshares,
                              Inc. and Michael Karlin dated December 13, 1993

              10.12(5)*      Amendment, dated October 26, 1994, to Letter
                              Agreement between Cardinal Bancshares, Inc. and
                              Michael S. Karlin dated December 13, 1993

              10.13(5)*      Second Amendment, dated December 30, 1994, to
                              Letter Agreement between Cardinal Bancshares, Inc.
                              and Michael S. Karlin dated December 13, 1993

              10.14(8)*      Letter Agreement between Cardinal Bancshares, Inc.
                              and Vincent D. Dailey dated December 13, 1993

              10.15(5)*      Amendment, dated December 30, 1994, to Letter
                              Agreement between Cardinal Bancshares, Inc. and
                              Vincent D. Dailey dated December 13, 1993

              10.16(8)*      Stock Option Agreement dated December 13, 1993
                              between Cardinal Bancshares, Inc. and Michael S.
                              Karlin

              10.17(8)*      Stock Option Agreement dated December 13, 1993
                              between Cardinal Bancshares, Inc. and Vincent S.
                              Dailey

              10.18(5)*      Cardinal Bancshares, Inc. Affiliates' Employee
                              Stock Ownership Plan and Trust Agreement

              10.19(7)*      Cardinal Bancshares, Inc. Management Retention Plan
                              and Trust Agreement for the Benefit of Alliance
                              Savings Bank

              13.1           1997 Annual Report to Shareholders

              Exhibit
                No.                            Description of Exhibit
              -------                          ----------------------
              21.1                          Subsidiaries of Registrant

              23.1                          Consent of Independent Auditors

              27.1           Financial Data Schedule (EDGAR version only)

--------------------

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-38037).

(2) Incorporated by reference to the exhibit filed with the Registrant's Form 10/A1, filed with the Commission on June 30, 1995 (File No. 0-26032).

(3) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q, dated September 30, 1996 (File No. 0-26032).

(4) Incorporated by reference to the exhibit filed with Cardinal's Registration Statement on Form S-1 (File No. 33-48129).

(5) Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-20494).

(6) Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 (File No. 0-20494).

(7) Incorporated by reference to the exhibit filed with Cardinal's Registration Statement on Form SB-2 (File No. 33-60796).

(8) Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (File No. 0-20494).

*The indicated exhibit is a compensatory plan or arrangement.


                                   INSERT 16A

See Exhibit Index on page 16.

(b)    Reports on Form 8-K.

       The Registrant filed two Reports on Form 8-K during the last quarter of 1997:

       Form 8-K, dated October 14, 1997, reporting:

              Item 2 - Acquisition and Disposition of Assets;
              Item 7 - Financial Statements and Exhibits.

       Form 8-K/A, dated October 15, 1997, reporting:

              Item 2 - Acquisition and Disposition of Assets;
              Item 7 - Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Area Bancshares Corporation

Date: March 24, 1998               By: /s/ Thomas R. Brumley
     ------------------------         ------------------------------------------
                                        Thomas R. Brumley, President and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 1998               By: /s/ C. M. Gatton
     ------------------------         ------------------------------------------
                                        C. M. Gatton
                                        Chairman of the Board


Date: March 24, 1998               By: /s/ Raymond C. McKinney
     ------------------------         ------------------------------------------
                                        Raymond C. McKinney
                                        Vice Chairman of the Board


Date: March 24, 1998               By: /s/ Anthony G. Bittel
     ------------------------         ------------------------------------------
                                        Anthony G. Bittel, Director


Date: March 24, 1998               By: /s/ Samual A. B. Boone
     ------------------------         ------------------------------------------
                                        Samual A. B. Boone, Director


Date: March 24, 1998               By: /s/ Thomas R. Brumley
     ------------------------         ------------------------------------------
                                        Thomas R. Brumley
                                        President and Chief Executive Officer,
                                        Director


Date: March 24, 1998               By: /s/ Gary H. Latham
     ------------------------         ------------------------------------------
                                        Gary H. Latham, Director


Date: March 24, 1998               By: /s/ John S. Penn
     ------------------------         ------------------------------------------
                                        John S. Penn, Executive Vice President,
                                        Director


Date: March 24, 1998               By: /s/ Allan R. Rhodes
     ------------------------         ------------------------------------------
                                        Allan R. Rhodes, Director


Date: March 24, 1998               By: /s/ David W. Smith, Jr.
     ------------------------         ------------------------------------------
                                        David W. Smith, Jr., Director


Date: March 24, 1998               By: /s/ William H. Thompson
     ------------------------         ------------------------------------------
                                        William H. Thompson, Director


Date: March 24, 1998               By: /s/ Pollard White
     ------------------------         ------------------------------------------
                                        Pollard White, Director

Date: March 24, 1998               By: /s/ Jack H. Brown
     ------------------------         ------------------------------------------
                                        Jack H. Brown, Senior Vice President,
                                        Chief Financial Officer


Date: March 24, 1998               By: /s/ John A. Ray
     ------------------------         ------------------------------------------
                                        John A. Ray, Treasurer


Date: March 24, 1998               By: /s/ Gary R. White
     ------------------------         ------------------------------------------
                                        Gary R. White, Controller
                                        (Principal Accounting Officer)