Form 10-Q
period 1998-03-31
AREA BANCSHARES CORP
filed 1998-05-11
CIK 357191

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 31, 1998

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

      Former name, former address and former fiscal year, if changed since last report: N/A
                                            -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes    X         No
                       -----          -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class:  Common stock
                  No Par Value
                  Shares Outstanding: As of April 30, 1998: 15,634,377

                           AREA BANCSHARES CORPORATION
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE NUMBER

  Item 1.  Financial Statements                                                 3

           Unaudited consolidated balance sheets, March 31, 1998 and
           December 31, 1997                                                    3

           Unaudited consolidated statements of income, three months
           ended March 31, 1998 and 1997                                        4

           Unaudited consolidated statements of shareholders' equity, year ended December 31, 1997 and three months ended March
           31, 1998                                                             5

           Unaudited consolidated statements of cash flows, three
           months ended March 31, 1998 and 1997                                 6

           Notes to consolidated financial statements                           8

  Item 2.  Management's discussion and analysis of financial condition
           and results of operations                                            10

           Results of operations                                                10

           Financial position                                                   14

           Liquidity                                                            16

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk           17

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                    17

  Item 2.  Changes in Securities                                                17

  Item 3.  Defaults Upon Senior Securities                                      17

  Item 4.  Submission of Matters to a Vote of Security Holders                  17

  Item 5.  Other Information                                                    17

  Item 6.  Exhibits and Reports on Form 8-K                                     17


                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           MARCH 31           DECEMBER 31
                                                                                             1998                1997
                                                                                          (UNAUDITED)
ASSETS
Cash and due from banks                                                                  $    71,740         $    84,378
Interest bearing deposits with banks                                                           6,750               5,804
Federal funds sold                                                                            20,000                  --
Trading account securities                                                                    73,880              45,873
Securities:
     Available for sale (amortized cost of $299,343 and $324,731, respectively)              320,043             342,513
     Held to maturity (fair value of $121,736 and $122,781, respectively)                    115,730             116,811
                                                                                        ------------       -------------
          TOTAL SECURITIES                                                                   435,773             459,324
                                                                                        ------------       -------------

Mortgage loans held for sale                                                                  16,139               9,817

Loans, net of unearned discount                                                            1,180,243           1,227,307
     Less allowance for loan losses                                                           20,283              19,887
                                                                                        ------------       -------------
          NET LOANS                                                                        1,159,960           1,207,420
                                                                                        ------------       -------------

Premises and equipment, net                                                                   30,123              29,710
Goodwill and other intangible assets                                                          14,724              15,312
Other assets                                                                                  42,238              43,811
                                                                                        ------------       -------------
          TOTAL ASSETS                                                                   $ 1,871,327         $ 1,901,449
                                                                                        ============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits                                                            $   178,743         $   196,776
Interest-bearing deposits                                                                  1,278,587           1,236,356
                                                                                        ------------       -------------
     TOTAL DEPOSITS                                                                        1,457,330           1,433,132
                                                                                        ------------       -------------

Federal funds purchased                                                                       22,375              38,691
Securities sold under agreements to repurchase                                                94,310             109,861
Notes payable to the U.S. Treasury                                                             1,498              19,581
Advances from the Federal Home Loan Bank                                                      68,959              84,336
Other borrowings                                                                                 398                 397
Accrued expenses and other liabilities                                                        22,059              18,902
                                                                                        ------------       -------------
     TOTAL LIABILITIES                                                                     1,666,929           1,704,900
                                                                                        ------------       -------------

Preferred stock, no par value; authorized 500,000 shares; none issued                             --                  --
Common stock, no par value; authorized 50,000,000 shares; issued and
     outstanding March 31, 1998, 15,630,802, December 31, 1997, 15,576,917                    24,338              24,254
Paid-in capital                                                                               35,632              35,632
Retained earnings                                                                            131,980             126,104
Deferred compensation on restricted stock                                                       (592)               (612)
ESOP and MRP loan obligations                                                                   (337)               (337)
Accumulated other comprehensive income                                                        13,377              11,508
                                                                                        ------------       -------------
     TOTAL SHAREHOLDERS' EQUITY                                                              204,398             196,549

Commitments and contingent liabilities
                                                                                        ------------       -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 1,871,327         $ 1,901,449
                                                                                        ============       =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31
                                                               1998             1997
Interest Income:
  Loans, including fees                                      $ 28,239         $ 26,777
  Interest bearing deposits with banks                             69               75
  Federal funds sold                                              462              290
  Interest and dividends on securities:
    Taxable securities                                          4,723            4,868
    Tax exempt securities                                       1,902            1,444
                                                          -----------       ----------
       TOTAL INTEREST INCOME                                   35,395           33,454
                                                          -----------       ----------
Interest expense:
  Interest on deposits                                         14,182           13,061
  Interest on borrowings                                        2,311            2,267
                                                          -----------       ----------
       TOTAL INTEREST EXPENSE                                  16,493           15,328
                                                          -----------       ----------
       Net interest income                                     18,902           18,126
Provision for loan losses                                         612              711
                                                          -----------       ----------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          18,290           17,415
                                                          -----------       ----------
Non-interest income:
  Commission and fees on fiduciary activities                   1,259            1,056
  Service charges on deposit accounts                           1,799            1,627
  Other service charges, commissions and fees                   1,404            1,323
  Security gains (losses), net                                    125               21
  Gains on sales of mortgage loans, net                           268              168
  Other service charges, commissions and fees                      96              388
                                                          -----------       ----------
       TOTAL NON-INTEREST INCOME                                4,951            4,583
                                                          -----------       ----------
Non-interest expenses:
  Salaries and employee benefits                                7,512            7,164
  Net occupancy expense                                           937              972
  Furniture and equipment expense                               1,043            1,027
  Federal deposit insurance                                        24               40
  Data processing expense                                         805              784
  Other non-interest expenses                                   4,605            4,549
                                                          -----------       ----------
       TOTAL NON-INTEREST EXPENSES                             14,926           14,536
                                                          -----------       ----------
    Income before income tax expense                            8,315            7,462
Income tax expense                                              2,444            2,242
                                                          ===========       ==========
       NET INCOME                                            $  5,871         $  5,220
                                                          ===========       ==========
Per common share:
  Net income-basic                                             $  .38            $ .34
            -diluted                                           $  .37            $ .34
  Cash dividends                                               $ .035            $ .03



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       YEAR ENDED DECEMBER 31, 1997 AND THREE MONTHS ENDED MARCH 31, 1998
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                                  DEFERRED                  ACCUMULATED
                                    COMMON      COMMON                          COMPENSATION    ESOP AND       OTHER
                                    STOCK-      STOCK-    PAID-IN    RETAINED   ON RESTRICTED   MRP LOAN   COMPREHENSIVE
                                    SHARES      AMOUNT    CAPITAL    EARNINGS      STOCK       OBLIGATIONS    INCOME         TOTAL

Balance, December 31, 1996        15,514,223     24,197    35,142     107,581       (469)       (628)          3,560        169,383

Net income                                                             20,809                                                20,809
Cash dividends declared ($.125
   per Share)                                                          (2,523)                                               (2,523)
Repurchase of common stock           (24,674)       (39)                 (483)                                                 (522)
Stock options exercised,
including tax benefits                81,938         87       490         503                                                 1,080
Amortization of deferred
   compensation on restricted
   stock                                                                              83                                         83
Net restricted stock issued            5,430          9                   217       (226)                                        --
Repayment of ESOP and MRP loan
   obligations                                                                                   291                            291
Change in other comprehensive
   income (loss), net of tax                                                                                   7,948          7,948
                                  ----------    -------    ------    --------      -----       -----         -------       --------
Balance, December 31, 1997        15,576,917     24,254    35,632     126,104       (612)       (337)         11,508        196,549

Net income                                                              5,871                                                 5,871
Cash dividends declared ($.035
   per share)                                                            (546)                                                 (546)
Stock options exercised,
   including tax benefits             53,885         84                   551                                                   635
Amortization of deferred
   compensation on restricted
   stock                                                                              20                                         20
Change in other comprehensive
   income (loss), net of tax                                                                                   1,869          1,869
                                  ----------    -------   -------    --------      -----       -----         -------       --------
Balance, March 31, 1998           15,630,802    $24,338   $35,632    $131,980      $(592)      $(337)        $13,377       $204,398
                                  ==========    =======   =======    ========      =====       =====         =======       ========





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)




                                                                     1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:                             (UNAUDITED) (UNAUDITED)

   Net income                                                    $   5,871     $   5,220
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
   Provision for loan losses                                           612           711
   Depreciation, amortization and accretion, net                       947         1,818
   Gain on sales of securities and loans, net                         (393)         (189)
   Loss (Gain) on sales of other real estate owned                      52           (24)
   (Gain) on disposals of equipment                                     --            (4)
   Deferred income taxes                                             1,468          (312)
   Proceeds from sales of trading account securities                 9,880         9,882
   Proceeds from maturities of trading account securities           35,994        34,000
   Purchases of trading account securities                         (73,870)      (50,856)
   Purchases of mortgage loans held for sale                       (43,794)       (3,359)
   Proceeds from sales of mortgage loans held for sale              37,640        23,511
   Other, net                                                        4,166           373
                                                                 ---------     ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (21,427)       20,771
                                                                 ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in interest bearing deposits with banks                   (946)          (37)
   Proceeds from sales of securities available for sale              1,652        18,063
   Proceeds from sales of securities held to maturity                   --            --
   Proceeds from maturities of securities available for sale        51,597        31,855
   Proceeds from maturities of securities held to maturity             774         1,826
   Calls of securities available for sale                            2,000            --
   Calls of securities held to maturity                              1,341           683
   Purchases of securities available for sale                      (29,987)      (39,897)
   Purchases of securities held to maturity                           (960)       (1,224)
   Increase in federal funds sold and securities
      purchased under agreements to resell                         (20,000)       (2,368)
   Loans originated, net of principal collected on loans            45,718        (7,842)
   Purchases of premises and equipment                              (1,473)       (1,154)
   Proceeds from sales of other real estate owned                      112           160
   Proceeds from sales of premises and equipment                        --            11
                                                                 ---------     ---------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                   49,828            76
                                                                 ---------     ---------





                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)



                                                                             1998             1997
CASH FLOWS FROM FINANCING ACTIVITIES:                                    (UNAUDITED)       (UNAUDITED)

  Increase (decrease) in deposits                                        $  24,198         $   (9,958)
  Decrease in federal funds purchased                                      (16,316)            (8,824)
  Decrease in securities sold under agreements to repurchase               (15,551)           (11,715)
  Increase (decrease) in notes payable to the U.S. Treasury                (18,083)            10,213
  Decrease in advances from the Federal Home Loan Bank                     (15,377)            (2,712)
  Decrease in other borrowings                                                   1                (25)
  Proceeds from issuance of common stock and stock options exercised           635                 27
  Repurchase of common stock                                                    --               (496)
  Cash dividends paid                                                         (546)              (658)
                                                                         ---------         ----------
       NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES                    (41,039)           (24,148)
                                                                         ---------         ----------

DECREASE IN CASH AND DUE FROM BANKS                                        (12,638)            (3,301)
CASH AND DUE FROM BANKS, JANUARY 1                                          84,378             76,923
                                                                         ---------         ----------
CASH AND DUE FROM BANKS, MARCH 31                                        $  71,740         $   73,622
                                                                         =========         ==========

Cash flow information:
  Income tax payments                                                           --              2,300
  Interest payments                                                         15,803             15,367
Non-cash transactions:
  Loans transferred to other assets                                            712                257






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997

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

           The accounting and reporting policies of Area Bancshares Corporation ("Area") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Area Bancshares Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A full description of significant accounting policies is presented in the 1997 annual report to shareholders as well as a complete set of footnotes.

NOTE 2.    COMPREHENSIVE INCOME

           Area adopted FASB Statement No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This Statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for Area includes net income and unrealized gains and losses on securities available for sale. The following table sets forth the components of comprehensive income for the three months ended March 31, 1998 and 1997:



                                                                                 3 MONTHS ENDED MARCH 31
           (Amounts in thousands)                                                1998                1997
                                                                                 ----                ----
           Net income                                                           $5,871              $5,220
           Other comprehensive income, net of tax:
           Unrealized gains on securities available for sale:
              Unrealized holding gains (losses) arising during period   1,942               (696)
              Less: Reclassification adjustment for gains
                    included in net income                                (73)   1,869        (2)     (698)
                                                                        -----   ------      ----    ------
             COMPREHENSIVE INCOME                                               $7,440              $4,522
                                                                                ======              ======

NOTE 3.    NET INCOME PER COMMON SHARE

           The following table presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations for the three months ended March 31:


                                                                          1998              1997
                                                                      (UNAUDITED)        (UNAUDITED)
           (Amounts in thousands, except per share data)
           NET INCOME, BASIC AND DILUTED                               $ 5,871             $ 5,220
                                                                       =======             =======
           Average shares outstanding                                   15,613              15,309
           Effect of dilutive securities                                   270                 286
                                                                       -------             -------
           Average shares outstanding including dilutive securities     15,883              15,595
                                                                       =======             =======
           NET INCOME PER SHARE, BASIC                                 $  0.38             $  0.34
                                                                       =======             =======
           NET INCOME PER SHARE, DILUTIVE                              $  0.37             $  0.34
                                                                       =======             =======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997



NOTE 4.    SECURITIES

           The amortized cost and approximate market values of securities as of March 31, 1998 and December 31, 1997 are as follows:

           AVAILABLE FOR SALE
           (Amounts in thousands)


                                                                       AMORTIZED      UNREALIZED     UNREALIZED         MARKET
                                                                         COST           GAINS          LOSSES           VALUE
                                                                         ----           -----          ------           -----
           U.S. Treasury and federal agencies                         $   197,718     $       987    $       387     $   198,318
           Mortgage-backed securities                                      63,871             833            117          64,587
           Obligations of state and political subdivisions                 16,205             690             --          16,895
           Equity and other securities                                     21,549          18,710             16          40,243
                                                                     ------------   -------------  -------------   -------------
           BALANCE AT MARCH 31, 1998                                  $   299,343     $    21,220    $       520     $   320,043
                                                                     ============   =============  =============   =============

                                                                       AMORTIZED      UNREALIZED     UNREALIZED         MARKET
                                                                         COST           GAINS          LOSSES           VALUE
                                                                         ----           -----          ------           -----
           U.S. Treasury and federal agencies                         $   232,694     $     1,095    $       436     $   233,353
           Mortgage-backed securities                                      55,959             719            110          56,568
           Obligations of state and political subdivisions                 16,115             752              -          16,867
           Equity and other securities                                     19,963          15,824             62          35,725
                                                                     ------------   -------------  -------------   -------------
           BALANCE AT DECEMBER 31, 1997                               $   324,731     $    18,390    $       608     $   342,513
                                                                     ============   =============  =============   =============

           HELD TO MATURITY
           (Amounts in thousands)

                                                                       AMORTIZED      UNREALIZED     UNREALIZED         MARKET
                                                                         COST           GAINS          LOSSES           VALUE
                                                                         ----           -----          ------           -----
           MARCH 31, 1998
           OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS            $   115,730     $    6,032     $        26     $  121,736
                                                                     ============   ============   =============   ============


                                                                       AMORTIZED      UNREALIZED     UNREALIZED         MARKET
                                                                         COST           GAINS          LOSSES           VALUE
           DECEMBER 31, 1997
           OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS            $   116,811     $    6,485     $      515      $  122,781
                                                                     ============   ============   ============    ============


NOTE 5.    IMPACT OF NEW ACCOUNTING STANDARDS

           SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their reports to shareholders. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measures their performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Area does not expect the implementation of SFAS No. 131 to have a material effect on the consolidated financial statements.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           GENERAL

           Area is a multi-bank holding company incorporated in Kentucky in 1981 and registered under the Bank Holding Company Act of 1956, as amended. On March 31, 1998 the Corporation had direct control of three affiliated commercial banks, indirect control of seven additional commercial banks through the ownership of holding companies and indirect control of one Federal thrift through the ownership of a holding company, all of which are located in Kentucky. Of the banks controlled by Area, four are national banks, six are state banks and one is a federal thrift.

           Area and its subsidiaries engage in retail and commercial banking and related financial services. In connection with these services, Area provides the usual products and services of retail and commercial banking such as deposits, commercial loans, personal loans and trust services. The principal business of Area consists of making loans. The principal markets for these loans are businesses and individuals. These loans are made at the offices of the affiliated banks and subsidiaries, and some are sold on the secondary market. Additionally, Area engages in activities that are closely related to banking, including mortgage banking, investment brokerage and consumer finance.

           The discussion that follows is intended to provide additional insight into Area's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of
           Part I of this report.

A.         RESULTS OF OPERATIONS

           Net income for the quarter ended March 31, 1998 was $5,871,000, an increase of $651,000 or 12.5% over net income of $5,220,000 for the first quarter of 1997. Basic earnings per share totaled $0.38 for the quarter ended March 31, 1998 compared to $0.34 for the same period during 1997. The increase was $0.04 per share or 11.8 %. Diluted earnings per share amounted to $0.37 for the current quarter and $0.34 for the quarter ended March 31, 1997, an increase of $0.03 or 8.8%. Earnings for the quarter reflected an increase in net interest income totaling $1,037,000 (on a tax equivalent basis) and an improvement in non-interest income of $368,000 partially off-set by an increase in non-interest expenses amounting to $390,000.

           Return on average assets totaled 1.30% (annualized) during the quarter ended March 31, 1998 and 1.21% (annualized) for the same period during 1997 while return on average equity was 11.73% (annualized) for the current quarter versus 11.95% (annualized) for the first quarter of 1997.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997

           NET INTEREST INCOME (CONTINUED)

           The following presents the components of net income on a taxable equivalent basis:

             CONDENSED STATEMENTS OF INCOME-TAXABLE EQUIVALENT BASIS



           (Amounts in thousands, except per share data)     THREE MONTHS ENDED MARCH 31
                                                               1998               1997           CHANGE
                                                               ----               ----           ------
           Interest income                                   $35,395             $33,454          $1,941
           Taxable-equivalent adjustment                       1,040                 779             261
                                                          ----------          ----------       ---------
                Interest income-taxable equivalent            36,435              34,233           2,202
           Interest expense                                   16,493              15,328           1,165
                                                          ----------          ----------       ---------
                Net interest income-taxable equivalent        19,942              18,905           1,037
           Provision for loan losses                             612                 711            (99)
           Non-interest income                                 4,951               4,583             368
           Non-interest expenses                              14,926              14,536             390
                                                          ----------          ----------       ---------
                Income before income taxes                     9,355               8,241           1,114
           Income taxes                                        2,444               2,242             202
           Taxable-equivalent adjustment                       1,040                 779             261
                                                          ==========          ==========       =========
                      NET INCOME                             $ 5,871             $ 5,220          $  651
                                                          ==========          ==========       =========

                      NET INCOME PER SHARE-BASIC             $  0.38             $  0.34          $ 0.04
                                                          ==========          ==========       =========
                      NET INCOME PER SHARE-DILUTED           $  0.37             $  0.34          $ 0.03
                                                          ==========          ==========       =========



           Net interest income, on a tax equivalent basis, increased $1,037,000 or 5.5% for the quarter ended March 31, 1998 compared to the same period of 1997. The net interest margin was 4.64% (annualized) for the first three months of 1998 compared to 4.68% (annualized) a year earlier. The decrease in the net interest margin was the result of an increase of .10% (annualized) in the average rate on interest bearing liabilities off-set partially by an increase in average net earning assets (average earning assets less average interest bearing liabilities) totaling $31,197,0000 during the current quarter versus the same period in 1997.


           The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three months ended March 31, 1998 and 1997.



           (Amounts in thousands, except percentages)

                                                                      3 MONTHS ENDED MARCH 31
                                                                  1998            1997         CHANGE
                                                                  ----            ----         ------
            Average rate on earning assets (annualized)           8.48%           8.47%           .01%
            Average rate on interest bearing liabilities
              (annualized)                                        4.60%           4.50%           .10%
            Net interest spread (annualized)                      3.88%           3.97%          (.09%)
            Net interest margin (annualized)                      4.64%           4.68%          (.04%)
            Average earning assets                          $1,719,224      $1,614,763       $104,461
            Average interest bearing liabilities             1,434,534       1,361,270         73,264



                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997


           PROVISION FOR LOAN LOSSES

           The allowance for loan losses is maintained at a level adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual loans, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors which, in management's judgment, deserve current recognition. However, actual losses could differ significantly from the amount estimated by management. The allowance for loan losses is established by charges to operating earnings.

           An analysis of the changes in the allowance for loan losses and selected ratios follows:


           (Amounts in thousands, except percentages)
                                                                  3 MONTHS ENDED MARCH 31
                                                                   1998             1997
                                                                   ----             ----
           Balance, December 31                                $    19,887       $   18,663

           Provision for loan losses                                   612              711
           Loan loss recoveries                                        407              457
           Loans charged off                                           623              786
                                                               -----------      -----------
           Balance, March 31                                   $    20,283          $19,045
                                                               ===========      ===========


           Average loans, net of unearned income                $1,217,527       $1,151,614
           Provision for loan losses to average loans*                 .20%            0.25%
           Net loan charge-offs  to average loans*                     .07%            0.11%
           Allowance for loan losses to end of period loans           1.72%            1.62%


           * Amounts annualized

           The provision for loan losses decreased $99,000 or 13.9% to $ 612,000 for the quarter ended March 31, 1998 compared to the first quarter of 1997. The decrease for the three months ended March 31, 1998 was primarily the result of a decrease in nonperforming assets from $5,348,000 on December 31, 1997 to $4,511,000 on March 31, 1998 and
           an overall improvement in the quality of the loan portfolio.

           The provision for loan losses as a percentage of average loans totaled .20% (annualized) for the quarter ended March 31, 1998 compared to .25% (annualized) for the quarter ended March 31, 1997. This reduction is the result of continued improvement in the quality of the loan portfolio.

           Net loan charge-offs (loan charge-offs less recoveries) to average loans declined to .07% (annualized) from .11% (annualized) for the quarter ended March 31, 1998 compared to the same period in 1997.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997


           PROVISION FOR LOAN LOSSES (CONTINUED)

           The allowance for loan losses increased to 1.72% of total loans on March 31, 1998, as compared to the December 31, 1997 level of 1.62% primarily as a result of a decrease in loans outstanding as well as reduced net charge-off experience during the quarter.

           NON-INTEREST INCOME

           The following table sets forth the components of non-interest income for the three months ended March 31, 1998 and 1997:



           (Amounts in thousands, except percentages)
                                                                        3 MONTHS ENDED MARCH 31
                                                                                                     PERCENT
                                                                1998          1997        CHANGE     CHANGE
                                                                ----          ----        ------     ------
             Commissions and fees on fiduciary activities    $ 1,259       $ 1,056       $   203       19.2%
             Service charges on deposit accounts               1,799         1,627           172       10.6%
             Other service charges, commissions and fees       1,404         1,323            81        6.1%
             Security gains (losses), net                        125            21           104      495.2%
             Gains on sales of mortgage loans (net)              268           168           100       59.5%
             Other service charges, commissions and fees          96           388         (292)      (75.3%)
                                                             -------       -------       ------     --------

                 TOTAL                                       $ 4,951       $ 4,583       $   368        8.0%
                                                             =======       =======       =======    =======


           Non-interest income for the quarter ended March 31, 1998, totaled $4,951,000, which was an increase of $368,000 or 8.0% when compared to the $4,583,000 of non-interest income reported for the quarter ended March 31, 1997. Commissions and fees on fiduciary activities increased $203,000 or 19.2% to $1,259,000 in the first quarter of 1998 largely as a result of an increase in assets under management. Service charges on deposit accounts increased $172,000 or 10.6% to $1,627,000 when compared to the first quarter of 1997 primarily as a result of growth in deposits that are subject to service charges and adjustments to various service charges. Other service charges, commissions and fees increased $81,000 or 6.1% to $1,404,000 for the three months ended March 31, 1998 when compared to the same period of 1997. The increase for the quarter can be attributed to increased activity in the sale of mortgage loans and newly established fees on services provided. Gains on the sales of securities, mortgage loans and other real estate totaled $393,000 during the quarter compared to $189,000 for the same period in 1997. This increase was largely the result of increased gains on the sales of mortgage loans due to declining market interest rates during the first quarter of 1998. Other non-interest income decreased $292,000 or 75.3% to $96,000 primarily as a result of a decrease in mortgage acquisition income.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997


           NON-INTEREST EXPENSES

           The following table sets forth the components of non-interest expenses for the three months ended March 31, 1998 and 1997:



           (Amounts in thousands, except percentages)
                                                          3 MONTHS ENDED MARCH 31
                                                                                   PERCENT
                                                     1998        1997      CHANGE  CHANGE
                                                     ----        ----      ------  ------
           Salaries and employee benefits       $  7,512     $  7,164    $ 348     4.9%
           Net occupancy expenses                    937          972      (35)   (3.6%)
           Furniture and equipment expense         1,043        1,027       16     1.6%
           Federal deposit insurance                  24           40      (16)  (66.7%)
           Data processing expense                   805          784       21     2.7%
           Other                                   4,605        4,549       56     1.2%
                                                --------     --------    -----   -----

                TOTAL                           $ 14,926     $ 14,536    $ 390     2.7%
                                                ========     ========    =====   =====



           For the quarter ended March 31, 1998 total non-interest expenses increased $390,000 or 2.7% to $14,926,000. Salaries and employee benefits increased $348,000 or 4.9% to $7,512,000 for the first quarter as a result of additional staff required to support current and future growth as well as normal salary adjustments. Net occupancy expense and furniture and equipment expense decreased $19,000 or 1.0% to $1,980,000 for the three-month period ended March 31, 1998. Data processing expenses increased $21,000 or 2.7% to $805,000 during the quarter as a result of continued enhancements to Area's data processing capabilities to meet internal and customer needs. Other non-interest expenses increased $56,000 or 1.2% to $4,605,000 for the three months ended March 31, 1998.

           YEAR 2000

           In August 1997 management initiated a company-wide review of all computer systems and applications to ensure year 2000 compliance. This review and related corrective action, if necessary, is scheduled for completion by the end of 1998. Area expects to incur internal staff costs related to year 2000 issues during this period in addition to replacing obsolete teller equipment at a cost of approximately $1,200,000.

           INCOME TAX EXPENSE

           Income tax expense totaled $2,444,000 for the three month period ended March 31, 1998. The increase in the tax expense for the three months was largely the result of a higher-level of pretax income. The effective tax rate was 29.4% for the three-month period ended March 31, 1998 compared to 30.0% for the same period in 1997. The decrease in the effective tax rate for the current three months ended March 31, 1998 compared to the same period in 1997 was primarily the result of an increase in tax-exempt income. The effective tax rate differs from the marginal income tax rate of 35% in both 1998 and 1997, primarily as a result of tax-exempt income.

B.         FINANCIAL POSITION

           Total assets decreased $30,122,000 or 1.6% to $1,871,327,000 from
           December 31, 1997 to March 31, 1998. This decrease was largely the result of a decline in borrowings totaling $65,327,000, partially offset by an increase in deposits totaling $24,198,000. Funds for the reductions in borrowings were provided by decreases in loans and securities.

           Earning assets totaled $1,732,785,000 on March 31, 1998, a decrease of $15,340,000 or .9% over December 31, 1997. This decrease was primarily the result of a decrease in loans caused by prepayments and reduced loan demand. Loans, including loans held for sale, decreased $40,742,000 to $1,196,382,000 during the three months ended March 31, 1998. Loans, including loans held for sale, represent the largest category of earning assets, comprising 69.0% of earning assets as of March 31, 1998 and 70.2% as of December 31, 1997.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997


           FINANCIAL POSITION (CONTINUED)

           Short-term investments, which include interest-bearing deposits with banks, federal funds sold and trading account securities, totaled $100,630,000 on March 31, 1998, an increase of $48,953,000 or 94.7%
           from year-end balances of $51,677,000. This change was the result of increases in federal funds sold and trading account securities.

           Securities represent 25.1% of earning assets. They totaled $435,773,000 on March 31, 1998, a decrease of $23,551,000 or 5.1%
           from December 31, 1997 balances. Net maturities of government and agency securities accounted for this decrease.

           Deposits totaled $1,457,330,000 on March 31, 1998, an increase of $24,198,000 or 1.7% from December 31, 1997. Non-interest-bearing deposits declined $18,033,000 or 9.2% to $178,743,000 from year-end totals, while interest-bearing deposits increased $42,231,000 or 3.4% to $1,278,587,000 during the period.

           Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank, and other borrowings decreased by $65,326,000 to $187,540,000 from $252,866,000 on December 31, 1997. Repayment of Federal Home Loan Bank advances accounted for $15,377,000 of the decrease while a reduction in federal funds purchased accounted for $16,316,000 of the decline. Funds for this reduction were obtained from deposit growth, maturities of securities and loan repayments.

           CAPITAL RESOURCES

           Shareholders' equity totaled $204,398,000 at March 31, 1998, an increase of $7,849,000 or 4.0% from December 31, 1997. Out of net income of $5,871,000 during the first three months of 1998, $5,325,000 was retained after paying dividends to shareholders of $546,000. Accumulated other comprehensive income, net of taxes was $13,377,000 at March 31, 1998, compared to net unrealized gains of $11,508,000 at year-end 1997. An increase in unrealized gains on equity securities was largely responsible for this increase.

           The shareholders' equity-to-asset ratio was 10.92% at March 31, 1998 compared to 10.34% on December 31, 1997.

           Book value per share was $13.08 and $12.62 at March 31, 1998 and December 31, 1997, respectively.


           A summary of the capital ratios are shown below:



                                                                          REGULATORY CAPITAL REQUIREMENTS
                                               MARCH 31      DECEMBER 31      WELL             MINIMUM
                                                1998           1997        CAPITALIZED         REQUIRED
                                                ----           ----        -----------         --------
           Leverage Ratio                       9.86%          9.54%          5.00%             4.00%
           Tier I Risk Based Capital Ratio     14.02%         13.24%          6.00%             4.00%
           Total Risk Based Capital Ratio      15.25%         14.50%         10.00%             8.00%


           ASSET QUALITY

           At March 31, 1998, the allowance for loan losses was $20,283,000 or 1.72% of quarter end loans, as compared to 1.62% of loans at December 31, 1997. The ratio of the allowance for loan losses to non-performing assets increased to 449.6% at March 31, 1998, compared with 371.9% at December 31, 1997 as a result of an increase in the allowance for loan losses and a reduction in total nonperforming assets. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Currently, net charge-offs (loan charge-offs less recoveries) are at .07% (annualized) of average year-to-date loans compared to .11% (annualized) during the same period in 1997. This reduction reflects a lower level of loans charged off.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997


           ASSET QUALITY (CONTINUED)

           Management has determined that the allowance for loan losses should be maintained at a level that is sufficient to absorb the losses that, in the reasonable opinion and judgment of management, are known and inherent in the loan portfolio. Management's evaluation includes an analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within Area's marketing area. Additional allocations for the allowance are based on specifically identified potential loss situations.

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

           A continuous and comprehensive loan review program is maintained by Area for each affiliate bank. The purpose of this program is to provide periodic review and inspection of loans to ensure the safety, liquidity and profitability of the loan portfolio. Area's loan review department is entrusted with the responsibility to identify foreseeable problems, measure compliance with established loan and operating policies and provide objective loan portfolio appraisals to the Board of Directors and management.

           The following schedule shows the dollar amount of assets at March 31, 1998 and December 31, 1997 and March 31, 1997, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing, restructured loans and other real estate and in-substance foreclosures:




                                                                      MARCH 31        DECEMBER 31     MARCH 31
           (In thousands)                                               1998            1997            1997
                                                                        ----           -----            ----

           Nonperforming loans                                        $ 2,093          $ 2,173         $ 3,891
           Loans contractually past due 90 days or more as to
                interest or principal and still accruing                1,025            1,789           2,703
                                                                      -------          -------         -------
              TOTAL NONPERFORMING AND RESTRUCTURED LOANS                3,118            3,962           6,594
           Other real estate owned                                      1,393            1,386           1,266
                                                                      -------          -------         -------
              TOTAL NONPERFORMING ASSETS                              $ 4,511          $ 5,348         $ 7,860
                                                                      =======          =======         =======


C.         LIQUIDITY

           Deposits have historically provided Area with a major source of stable and relatively low-cost funding. Secondary sources of liquidity include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings.

           As of March 31, 1998, 77.9% of total assets were funded by core deposits while 10.0% were funded with secondary sources of liquidity discussed above, compared to 75.4% and 13.3%, respectively, as of December 31, 1997.

           The net loan-to-deposit ratio decreased from 84.3% on December 31, 1997 to 80.0% on March 31, 1998 as a result of a decrease in loans outstanding and an increase in total deposits.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Area's March 31, 1998 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in the Area's exposure to interest rate changes since December 31, 1997. The table below illustrates the simulation analysis of the impact of a 50 (.50%) and 100 (1.00%) basis point upward and downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from March 31, 1998 levels, and remained constant at those levels thereafter:



           INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
           (In thousands, except per share data)
                                                              MOVEMENTS IN INTEREST RATES FROM MARCH 31, 1998 RATES

                                                                         INCREASE                 DECREASE
                                                                         --------                 --------
           SIMULATED IMPACT IN THE NEXT 12 MONTHS                 +100BP         +50BP      -50BP         -100BP
                                                                  ------         -----      -----         ------
           Net interest income increase (decrease)               $(2,122)        $(663)      $142           $964
           Net income per share-basic increase (decrease)           (.09)         (.03)       .01            .04
           Net income per share-diluted increase (decrease          (.09)         (.03)       .01            .04


PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings
                    Not applicable.

           Item 2.  Changes in Securities
                    Not applicable.

           Item 3.  Defaults Upon Senior Securities
                    Not applicable.

           Item 4. Submission of Matters To a Vote of Security Holders Not applicable.

           Item 5.  Other Information

                    Pending Mergers. In March 1998, Area entered into an agreement to acquire NationsBank of Kentucky, N.A., a wholly-owned subsidiary of NationsBank Corporation. NationsBank of Kentucky, N.A. has total assets of approximately $165,000,000, net of certain deposits that will be retained by NationsBank of Kentucky, N.A. The acquisition will be accounted for as a purchase and is subject to regulatory approval. The transaction is expected to close in the third quarter of 1998.

           Item 6.  Exhibits and Reports on Form 8-K

                    a) Exhibits:

                     Exhibit No.          Description of Exhibit
                     -----------          ----------------------
                     3.1(1)         Articles of Incorporation of the Registrant,
                                    as amended

                     3.2(2)         Bylaws of the Registrant, as amended

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997


       Item 6. Exhibits and Reports on Form 8-K (continued)

               10.1(2)* Form of Area Bancshares Corporation Restricted Stock Plan Agreement

               10.2(2)*    Area Bancshares Corporation 1994 Stock Option Plan

               10.3(3)* Memorandum dated September 18, 1996 regarding executive officer compensation

               10.4(4)* Cardinal Bancshares, Inc. 1989 Restricted Stock Option Plan, as amended April 16,1992

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

               10.15(5)*   Amendment, dated December 30, 1994, to Letter
                           Agreement between Cardinal Bancshares, Inc. and
                           Vincent D. Dailey dated December 13, 1993

               10.16(8)*   Stock Option Agreement dated December 13, 1993
                           between Cardinal Bancshares, Inc. and Michael S.
                           Karlin

               10.17(8)*   Stock Option Agreement dated December 13, 1993
                           between Cardinal Bancshares, Inc. and Vincent S.
                           Dailey

               10.18(5)*   Cardinal Bancshares, Inc. Affiliates' Employee Stock
                           Ownership Plan and Trust Agreement

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997


        Item 6.  Exhibits and Reports on Form 8-K (continued)

                  10.19(7)*  Cardinal Bancshares, Inc. Management Retention Plan
                             and Trust Agreement for the Benefit of Alliance Savings Bank

                  11.1       Statement regarding Computation of Per Share
                             Earnings

                  23.1       Consent of Independent Auditors

                  27.1 Exhibit 27 Financial Data Schedule (For SEC use only)

                  -----------------
                 (1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-38037).

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

                 * The indicated exhibit is a compensatory plan or arrangement.


                 b) Reports on Form 8-K. No reports on Form 8-K have been
                    filed during the quarter for which this report is filed.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               AREA BANCSHARES CORPORATION



Date:  May 8, 1998                        By: /S/ Thomas R. Brumley
      ---------------------------             --------------------------
                                                  Thomas R. Brumley
                                                  President and Chief Executive
                                                  Officer (Principal Executive
                                                  Officer)



Date:  May 8, 1998                        By: /S/ Jack H. Brown
      ---------------------------             ------------------------
                                                  Jack H. Brown
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:  May 8, 1998                        By: /S/ Gary R. White
      ---------------------------             -------------------------
                                                  Gary R. White
                                                  Vice President, Controller
                                                  (Principal Accounting Officer)