Form 10-Q
period 1998-06-30
AREA BANCSHARES CORP
filed 1998-08-11
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For quarter ended June 30, 1998

                         Commission File Number 0-26032



                           AREA BANCSHARES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

INCORPORATED IN KENTUCKY                                  IRS EMPLOYER ID NUMBER
                                                              NO. 61-0902343


                              230 FREDERICA STREET
                            OWENSBORO, KENTUCKY 42301
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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
                  Yes    X         No
                      ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class:  Common stock
                  No Par Value
                  Shares Outstanding:  As of July 31, 1998: 15,642,416

                           AREA BANCSHARES CORPORATION

                                TABLE OF CONTENTS

                                                                                                              PAGE NUMBER
                                                                                                              -----------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                                                                                 3

              Unaudited consolidated balance sheets, June 30, 1998 and December 31, 1997                           3

              Unaudited consolidated statements of income, three and six months ended June 30, 1998
              and 1997                                                                                             4

              Unaudited consolidated statements of shareholders' equity, year ended December 31, 1997
              and six months ended June 30, 1998                                                                   5

              Unaudited consolidated statements of cash flows, six months ended June 30, 1998
              and 1997                                                                                             6

              Notes to consolidated financial statements                                                           8

     Item 2.  Management's discussion and analysis of financial condition and results of operations               11

              Results of operations                                                                               11

              Financial position                                                                                  18

              Liquidity                                                                                           20

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          20

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                   21

     Item 2.  Changes in Securities                                                                               21

     Item 3.  Defaults Upon Senior Securities                                                                     21

     Item 4.  Submission of Matters to a Vote of Security Holders                                                 21

     Item 5.  Other Information                                                                                   21

     Item 6.  Exhibits and Reports on Form 8-K                                                                    21

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        JUNE 30          DECEMBER 31
                                                                                         1998               1997
                                                                                      (UNAUDITED)
ASSETS
Cash and due from banks                                                               $    77,326        $    84,378

Interest bearing deposits with banks                                                        9,090              5,804
Federal funds sold                                                                          8,000                 --
Trading account securities                                                                     --             45,873
Securities:
     Available for sale (amortized cost of $394,875 and $324,731, respectively)           425,575            342,513
     Held to maturity (fair value of $119,854 and $122,781, respectively)                 113,900            116,811
                                                                                      -----------        -----------
          TOTAL SECURITIES                                                                539,475            459,324
                                                                                      -----------        -----------

Mortgage loans held for sale                                                               13,483              9,817

Loans, net of unearned discount                                                         1,194,565          1,227,307
     Less allowance for loan losses                                                        20,109             19,887
                                                                                      -----------        -----------
          NET LOANS                                                                     1,174,456          1,207,420
                                                                                      -----------        -----------

Premises and equipment, net                                                                32,459             29,710
Goodwill and other intangible assets                                                       13,960             15,312
Other assets                                                                               41,228             43,811
                                                                                      -----------        -----------
          TOTAL ASSETS                                                                $ 1,909,477        $ 1,901,449
                                                                                      ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits                                                         $   190,499        $   196,776
Interest-bearing deposits                                                               1,284,526          1,236,356
                                                                                      -----------        -----------
     TOTAL DEPOSITS                                                                     1,475,025          1,433,132
                                                                                      -----------        -----------

Federal funds purchased                                                                    20,789             38,691
Securities sold under agreements to repurchase                                            101,683            109,861
Notes payable to the U.S. Treasury                                                         22,497             19,581
Advances from the Federal Home Loan Bank                                                   48,691             84,336
Other borrowings                                                                            2,712                397
Accrued expenses and other liabilities                                                     20,496             18,902
                                                                                      -----------        -----------
     TOTAL LIABILITIES                                                                  1,691,893          1,704,900
                                                                                      -----------        -----------

Preferred stock, no par value; authorized 500,000 shares; none issued                          --                 --
Common stock, no par value; authorized 50,000,000 shares; issued and
     outstanding June 30, 1998, 15,638,516, December 31, 1997, 15,576,917                  24,350             24,254
Paid-in capital                                                                            35,632             35,632
Retained earnings                                                                         138,722            126,104
Deferred compensation on restricted stock                                                    (662)              (612)
ESOP loan obligations                                                                        (337)              (337)
Accumulated other comprehensive income                                                     19,879             11,508
                                                                                      -----------        -----------
     TOTAL SHAREHOLDERS' EQUITY                                                           217,584            196,549

Commitments and contingent liabilities
                                                                                      -----------        -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 1,909,477        $ 1,901,449
                                                                                      ===========        ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                                  1998             1997             1998            1997

Interest Income:
     Loans, including fees                                       $27,512         $ 27,453          $55,751         $54,230
     Interest bearing deposits with banks                             89               77              158             152
     Federal funds sold                                            1,129              253            1,591             543
     Interest and dividends on securities:
       Taxable securities                                          4,991            4,954            9,714           9,822
       Tax exempt securities                                       1,554            1,647            3,456           3,091
                                                                 -------         --------          -------         -------
          TOTAL INTEREST INCOME                                   35,275           34,384           70,670          67,838
                                                                 -------         --------          -------         -------
Interest expense:
     Interest on deposits                                         14,569           13,187           28,751          26,248
     Interest on borrowings                                        2,252            2,141            4,563           4,408
                                                                 -------         --------          -------         -------
          TOTAL INTEREST EXPENSE                                  16,821           15,328           33,314          30,656
                                                                 -------         --------          -------         -------
          Net interest income                                     18,454           19,056           37,356          37,182
Provision for loan losses                                            101              574              713           1,285
                                                                 -------         --------          -------         -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          18,353           18,482           36,643          35,897
                                                                 -------         --------          -------         -------
Non-interest income:
     Commission and fees on fiduciary activities                   1,169              974            2,428           2,030
     Service charges on deposit accounts                           1,727            1,657            3,526           3,284
     Other service charges, commissions and fees                   1,886            1,214            3,290           2,537
     Security gains (losses), net                                     --              (14)             125               7
     Gains on sales of loans, net                                  2,372              566            2,640             734
     Other income                                                    100              194              196             582
                                                                 -------         --------          -------         -------
          TOTAL NON-INTEREST INCOME                                7,254            4,591           12,205           9,174
                                                                 -------         --------          -------         -------
Non-interest expenses:
     Salaries and employee benefits                                7,589            7,176           15,101          14,340
     Net occupancy expense                                           879              991            1,816           1,963
     Furniture and equipment expense                                 998            1,099            2,041           2,126
     Federal deposit insurance                                       131               64              155             104
     Data processing expense                                       1,056              739            1,861           1,523
     Other                                                         5,047            5,150            9,652           9,699
                                                                 -------         --------          -------         -------
          TOTAL NON-INTEREST EXPENSES                             15,700           15,219           30,626          29,755
                                                                 -------         --------          -------         -------
       Income before income tax expense                            9,907            7,854           18,222          15,316
Income tax expense                                                 3,020            2,302            5,464           4,544
                                                                 -------         --------          -------         -------
          NET INCOME                                             $ 6,887         $  5,552          $12,758         $10,772
                                                                 =======         ========          =======         =======

Per common share:
     Net income-basic                                            $  0.44         $   0.36          $  0.82         $  0.69
               -diluted                                          $  0.43         $   0.35          $  0.80         $  0.68
     Cash dividends                                              $ 0.035         $   0.03          $  0.07         $  0.06



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 1997 AND SIX MONTHS
                         ENDED JUNE 30, 1998 (AMOUNTS IN
                   THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                    COMMON       COMMON      PAID-IN     RETAINED    DEFERRED     ESOP AND     ACCUMULATED   TOTAL
                                 STOCK-SHARES  STOCK-AMOUNT  CAPITAL     EARNINGS  COMPENSATION   MRP LOAN        OTHER
                                                                                       ON        OBLIGATIONS  COMPREHENSIVE
                                                                                    RESTRICTED                    INCOME
                                                                                      STOCK

Balance, December 31, 1996        15,514,223       24,197     35,142      107,581      (469)       (628)         3,560      169,383

Net income                                                                 20,809                                            20,809
Cash dividends declared ($.125
   per Share)                                                              (2,523)                                           (2,523)
Repurchase of common stock           (24,674)         (39)                   (483)                                             (522)
Stock options exercised,
   including tax benefits             81,938           87        490          503                                             1,080
Amortization of deferred
   compensation on restricted stock                                                      83                                      83
Net restricted stock issued            5,430            9                     217      (226)                                     --
Repayment of ESOP and MRP loan
   obligations                                                                                      291                         291
Change in other comprehensive
   income (loss), net of tax                                                                                     7,948        7,948
                                  ----------    ---------    -------    ---------     -----       -----       --------    ---------
Balance, December 31, 1997        15,576,917       24,254     35,632      126,104      (612)       (337)        11,508      196,549

Net income                                                                 12,758                                            12,758
Cash dividends declared ($.07
   per share)                                                              (1,092)                                           (1,092)
Stock options exercised,
   including tax benefits             58,024           91                     857                                               948
Restricted stock issued                3,575            5                      95      (100)                                     --
Amortization of deferred
   compensation on restricted                                                            50                                      50
   stock
Change in other comprehensive
   income (loss), net of tax                                                                                     8,371        8,371
                                  ----------    ---------    -------    ---------     -----       -----       --------    ---------
Balance, June 30, 1998            15,638,516    $  24,350    $35,632    $ 138,722     $(662)      $(337)      $ 19,879    $ 217,584
                                  ==========    =========    =======    =========     =====       =====       ========    =========













SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)



                                                                                         1998               1997
                                                                                      (UNAUDITED)        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $    12,758        $    10,772
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                                                713              1,285
     Depreciation, amortization and accretion, net                                          1,542              2,678
     Gain on sales of securities and loans, net                                            (2,765)              (741)
     Loss (Gain) on sales of other real estate owned                                           41                  1
     Loss (Gain) on disposals of equipment                                                    (11)                (4)
     Deferred income taxes                                                                 (1,745)              (113)
     Proceeds from sales of trading account securities                                     19,760             19,757
     Proceeds from maturities of trading account securities                                99,994             75,000
     Purchases of trading account securities                                              (73,870)          (101,723)
     Purchases of mortgage loans held for sale                                            (92,166)           (39,750)
     Proceeds from sales of mortgage loans held for sale                                   88,856             70,591
     Other, net                                                                             1,417             (1,511)
                                                                                      -----------        -----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         $    54,524        $    36,242
                                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase (decrease) in interest bearing deposits with banks                           (3,286)               565
     Proceeds from sales of securities available for sale                                   2,652             25,987
     Proceeds from sales of securities held to maturity                                        --                 --
     Proceeds from maturities of securities available for sale                             82,253             59,148
     Proceeds from maturities of securities held to maturity                                3,543              2,960
     Calls of securities available for sale                                                 2,000                 --
     Calls of securities held to maturity                                                   1,441              1,008
     Purchases of securities available for sale                                          (153,000)           (80,830)
     Purchases of securities held to maturity                                              (1,993)           (22,748)
     Decrease (Increase) in federal funds sold                                             (8,000)            11,747
     Loans originated, net of principal collected on loans                                 18,362            (41,871)
     Purchases of premises and equipment                                                   (4,558)            (2,196)
     Proceeds from sale of ABC Credit loans                                                13,568                 --
     Proceeds from sales of other real estate owned                                           187                228
     Proceeds from sales of premises and equipment                                             --                 11
                                                                                      -----------        -----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (46,831)           (45,991)
                                                                                      -----------        -----------





                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)




                                                                                         1998               1997
                                                                                      (UNAUDITED)        (UNAUDITED)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in deposits                                                  $    41,893        $   (10,711)
     Decrease in federal funds purchased                                                  (17,902)            (1,946)
     Decrease in securities sold under agreements to repurchase                            (8,178)            (7,258)
     Increase (decrease) in notes payable to the U.S. Treasury                              2,916             16,822
     Decrease in advances from the Federal Home Loan Bank                                 (35,645)            32,719
     Decrease in other borrowings                                                           2,315               (202)
     Proceeds from issuance of common stock and stock option exercised                         --                308
     Repurchase of common stock                                                               948               (516)
     Cash dividends paid                                                                   (1,092)            (1,319)
                                                                                      -----------        -----------
          NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES                                (14,745)            27,897
                                                                                      -----------        -----------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                             (7,052)            18,148
CASH AND DUE FROM BANKS, JANUARY 1                                                         84,348             76,923
                                                                                      -----------        -----------
CASH AND DUE FROM BANKS, JUNE 30                                                      $    77,326        $    95,071
                                                                                      ===========        ===========

Cash flow information:
     Income tax payments                                                              $     4,650        $     3,800
     Interest payments                                                                $    33,394        $    30,296
Non-cash transactions:
     Loans transferred to other assets                                                $     1,592        $       880







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

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

           The accounting and reporting policies of Area Bancshares Corporation ("Area") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Area and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A full description of significant accounting policies is presented in the 1997 annual report to shareholders as well as a complete set of footnotes.

NOTE 2.    COMPREHENSIVE INCOME

           Area adopted FASB Statement No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This Statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for Area includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                                                                             THREE MONTHS ENDED JUNE 30
                                                                                            1998                    1997
                                                                                          ---------               ---------
             (Amounts in thousands)
             Net income                                                                   $   6,887               $   5,552
             Other comprehensive income, net of tax:
             Unrealized gains on securities:
                  Unrealized holding gains (losses) arising during period       6,502                     (698)
                  Less: Reclassification adjustment for gains (losses)
                            included in net income                                  0         6,502         (9)        (689)
                                                                             --------     ---------    --------   ---------
             COMPREHENSIVE INCOME                                                         $  13,389               $   4,863
                                                                                          =========               =========

                                                                                              SIX MONTHS ENDED JUNE 30
                                                                                            1998                    1997
                                                                                          ---------               ---------
             (Amounts in thousands)
             Net income                                                                   $  12,758               $  10,772
             Other comprehensive income, net of tax:
             Unrealized gains on securities:
                  Unrealized holding gains (losses) arising during period       8,371                     3,347
                  Less: Reclassification adjustment for gains (losses)
                            included in net income                                 81         8,290           5       3,342
                                                                             --------     ---------    --------   ---------
             COMPREHENSIVE INCOME                                                         $  21,048               $  14,114
                                                                                          =========               =========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997


NOTE 3.    NET INCOME PER COMMON SHARE

           Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

           Diluted earnings per share gives effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options.

           The components of basic and diluted earnings per share as prescribed by SFAS 128, "Earnings per Share," are as follows:

                                                                            THREE MONTHS             SIX MONTHS
                                                                           ENDED JUNE 30           ENDED JUNE 30
                                                                            (UNAUDITED)             (UNAUDITED)
                                                                         1998        1997        1998        1997
                                                                        -------     -------     -------     -------
           (Amounts in thousands, except per share data)
           NET INCOME, BASIC AND DILUTED                                $ 6,887     $ 5,552     $12,758     $10,772
                                                                        =======     =======     =======     =======
           Average shares outstanding                                    15,635      15,506      15,624      15,526
           Effect of dilutive securities                                    285         287         281         286
                                                                        -------     -------     -------     -------
           Average shares outstanding including dilutive securities      15,920      15,793      15,905      15,812
                                                                        =======     =======     =======     =======
           NET INCOME PER SHARE, BASIC                                  $   .44     $   .36     $   .82     $   .69
                                                                        =======     =======     =======     =======
           NET INCOME PER SHARE, DILUTIVE                               $   .43     $   .35     $   .80     $   .68
                                                                        =======     =======     =======     =======


NOTE 4.    SECURITIES

           The amortized cost and approximate market values of securities as of June 30, 1998 and December 31, 1997 are as follows:

           AVAILABLE FOR SALE
           (Amounts in thousands)

                                                                  AMORTIZED       UNREALIZED     UNREALIZED      MARKET
                                                                     COST            GAINS         LOSSES         VALUE
                                                                   --------         -------         ----         --------
           U.S. Treasury and federal agencies                      $294,543         $ 1,309         $346         $295,506
           Mortgage-backed securities                                62,252             773          121           62,904
           Obligations of state and political subdivisions           16,207             710           20           16,897
           Equity and other securities                               21,873          28,395           --           50,268
                                                                   ========         =======         ====         ========
           BALANCE AT JUNE 30, 1998                                $394,875         $31,187         $487         $425,575
                                                                   ========         =======         ====         ========


                                                                  AMORTIZED       UNREALIZED     UNREALIZED      MARKET
                                                                     COST            GAINS         LOSSES         VALUE
                                                                   --------         -------         ----         --------
           U.S. Treasury and federal agencies                      $232,694         $ 1,095         $436         $233,353
           Mortgage-backed securities                                55,959             719          110           56,568
           Obligations of state and political subdivisions           16,115             752           --           16,867
           Equity and other securities                               19,963          15,824           62           35,725
                                                                   ========         =======         ====         ========
           BALANCE AT DECEMBER 31, 1997                            $324,731         $18,390         $608         $342,513
                                                                   ========         =======         ====         ========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

NOTE 4.   SECURITIES (CONTINUED)

          HELD TO MATURITY
           (Amounts in thousands)

                                                                  AMORTIZED       UNREALIZED     UNREALIZED      MARKET
                                                                     COST            GAINS         LOSSES         VALUE
                                                                   --------         -------         ----         --------
           JUNE 30, 1998
           OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS         $113,900         $ 5,991         $ 37         $119,854
                                                                   ========         =======         ====         ========


                                                                  AMORTIZED       UNREALIZED     UNREALIZED      MARKET
                                                                     COST            GAINS         LOSSES         VALUE
                                                                   --------         -------         ----         --------
           DECEMBER 31, 1997
           OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS         $116,811         $ 6,485         $515         $122,781
                                                                   ========         =======         ====         ========

NOTE 5.    NEW ACCOUNTING STANDARDS

           Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports to shareholders. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measures their performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Area does not expect the implementation of SFAS No. 131 to have a material effect on the consolidated financial statements.

           SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designed and qualifies as part of a hedging relationship and if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

           Area must adopt SFAS No. 133 by January 1, 2000, however early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Area has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

NOTE 6.    INTANGIBLES

           The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $9,770,000 and $10,704,000 net of accumulated amortization as of June 30, 1998 and December 31, 1997, respectively, is being amortized over a 10-20 year period on a straight-line basis. Other intangible assets consist of the value of core deposits purchased of approximately $3,252,000 and $3,595,000, net of accumulated amortization, as of June 30, 1998 and December 31, 1997, respectively, which is being amortized by an accelerated method over ten years and a purchased bank charter of $938,000 and $1,013,000 as of June 30, 1998 and December 31, 1997, respectively, which is being amortized over a ten-year period on a straight-line basis. Amortization expense for goodwill, core deposits and purchased bank charter for the three and six month periods ended June 30, 1998 was $555,000 and $934,000; $168,000 and $343,000; $37,500 and
           $75,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           GENERAL

           Area is a multi-bank holding company incorporated in Kentucky in 1981 and registered under the Bank Holding Company Act of 1956, as amended. On June 30, 1998, the Corporation had direct control of three affiliated commercial banks, indirect control of seven additional commercial banks through the ownership of holding companies and indirect control of one federal thrift through the ownership of a holding company, all of which are located in Kentucky. Of the banks controlled by Area, four are national banks, six are state banks and one is a federal thrift.

           Area and its subsidiaries engage in retail and commercial banking and related financial services. In connection with these services, Area provides the usual products and services of retail and commercial banking such as deposits, commercial loans, personal loans and trust services. The principal business of Area consists of making loans. The principal markets for these loans are businesses and individuals. These loans are made at the offices of the affiliated banks and subsidiaries, and some are sold on the secondary market. Additionally, Area engages in activities that are closely related to banking, including mortgage banking and investment brokerage.

           The discussion that follows is intended to provide additional insight into Area's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of
           Part I of this report.

           FORWARD LOOKING STATEMENTS

           Certain statements contained in this Quarterly Report on Form 10-Q and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Area with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Area which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of Area or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

           FORWARD LOOKING STATEMENTS (CONTINUED)

           Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing and saving habits; (6) technological changes; (7) acquisitions; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Area and its subsidiary must comply; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (11) changes in Area's organization, compensation and benefit plans; (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (13) the success of Area at managing the risks involved in the foregoing.

           Such forward-looking statements speak only as of the date on which such statements are made, and Area undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

A.         RESULTS OF OPERATIONS

           Net income for the quarter ended June 30, 1998 was $6,887,000 or $0.44 for basic earnings per share and $0.43 for diluted earnings per share compared to $5,552,000, $0.36 and $0.35 for the same period in 1997. The increases for the current quarter over the second quarter of 1997 were $1,335,000 or 24.0%, $0.08 or 22.2% for basic earnings per share and $0.08 or 22.9% for diluted earnings per share. Year-to-date earnings were $12,758,000 or $0.82 for basic earnings per share and $0.80 for diluted earnings per share. The year-to-date increases were $1,986,000 or 18.4%, $0.13 or 18.8% and $0.12 or
           17.6%, respectively when compared to $10,772,000, $0.69 and $0.68 earned during the first six months of 1997. Earnings improved for the quarter largely as a result of an increase in non-interest income of $2,663,000 or 58.0%. The improvement in non-interest income for the quarter included a pre-tax gain totaling $2,068,000 ($1,344,000 after-tax) on the sale of the loan portfolio of ABC Credit Corporation, a wholly-owned consumer finance company. The sale of ABC Credit Corporation's loan portfolio, which included approximately $11,500,000 of consumer loans, is not expected to impact the future earnings of Area. In addition, the provision for loan losses decreased $473,000 or 82.4% to $101,000 as a result of improved loan quality while non-interest expenses increased $481,000 or 3.2% to $15,700,000. Earnings for the six months ended June 30, 1998, reflected an increase in net interest income (taxable equivalent) of $530,000 or 1.6%, a reduction in the provision for loan losses totaling $572,000 or 44.5% as a result of the improved quality of the loan portfolio and an increase of $3,031,000 or 33.0% in non-interest income due in large part to the sale of ABC Credit Corporation discussed above. Return on average assets totaled 1.19% (annualized, excluding the $1,344,000 after-tax gain on the sale of ABC Credit Corporation) during the quarter ended June 30, 1998 and 1.24% (annualized, excluding the $1,344,000 after-tax gain on the sale of ABC Credit Corporation) for the first six months of the year compared to 1.28% (annualized) and 1.24% (annualized) for the same periods in 1997. Return on average equity was 10.85% (annualized, excluding the $1,344,000 after-tax gain on the sale of ABC Credit Corporation) for the quarter ended June 30, 1998 and 11.28% (annualized, excluding the $1,344,000 gain on the sale of ABC Credit Corporation) for the first half of the year versus 12.54% (annualized) and 12.24% (annualized) for similar periods during 1997.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

A.    RESULTS OF OPERATIONS (CONTINUED)

           The following table provides selected operating data, per share data, selected ratios and average balances for the three and six month periods ended June 30, 1998 and 1997:

           EXHIBIT 1

           HIGHLIGHTS

           (Amounts in thousands, except percentages and per share data)

                                                               3 MONTHS ENDED JUNE 30               6 MONTHS ENDED JUNE 30
                                                            1998         1997       CHANGE       1998         1997       CHANGE
                                                         ----------   ----------   --------   ----------   ----------   --------
           Operating data:
                Taxable equivalent net interest income   $   19,493   $   19,973   $   (480)  $   39,435   $   38,905   $    530
                Provision for loan losses                       101          574       (473)         713        1,285       (572)
                Non-interest income                           7,254        4,591      2,663       12,205        9,174      3,031
                Non-interest expenses                        15,700       15,219        481       30,626       29,755        871
                Income taxes                                  3,020        2,302        718        5,464        4,544        920
                Taxable-equivalent adjustment                 1,039          917        122        2,079        1,723        356
                Net income                                    6,887        5,552      1,335       12,758       10,772      1,986

           Per share data
                Basic earnings per share                 $     0.44   $     0.36   $   0.08   $     0.82   $     0.69   $   0.13

                Diluted earnings per share                     0.43         0.35       0.08         0.80         0.68       0.12
                Cash dividends per share                       .035         0.03      0.005         0.07         0.06       0.01

           Selected ratios and data
                Return on assets (1)                           1.19%        1.28%      (.09%)       1.24%        1.24%        --
                Return on equity (1)                          10.85%       12.54%     (1.69%)      11.28%       12.24%      (.96%)
                Efficiency ratio (1)                          63.62%       62.31%      1.31%       61.78%       62.02%      (.24%)
                Net interest margin                            4.45%        4.86%      (.41%)       4.55%        4.80%      (.25%)
                Equity-to-assets                              11.39%       10.04%      1.35%       11.39%       10.04%      1.35%
                Reserve for loan losses to loans               1.68%        1.66%       .02%        1.68%        1.66%       .02%
                Reserve for loan losses to
                    nonperforming loans                       705.3%       329.1%     376.1%       705.3%       329.1%     376.1%

                Taxable equivalent net interest income
           Average balances
                Total assets                             $1,864,768   $1,741,076   $123,692   $1,834,161   $1,734,512   $ 99,649
                Earning assets                            1,751,116    1,643,242    107,874    1,735,258    1,621,214    114,044
                Shareholders' equity                        205,693      177,368     28,325      202,993      176,071     26,922

            (1) Excludes $1,344,000 after-tax ($2,068,000 pre-tax) gain on the sale of ABC Credit Corporation during the second quarter 1998.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

           CASH BASED EARNINGS

           Area believes it is important to also disclose cash based earnings, which excludes intangible asset amortization. Although Area believes these calculations are helpful in understanding the performance of Area, cash based earnings should not be considered a substitute for net income or cash flow as indicators of Area's financial performance or its ability to generate liquidity. The following presents the cash based net income and various cash based performance ratios:

           (Amounts in thousands, except percentages and per share data)

                                                           3 MONTHS ENDED JUNE 30          6 MONTHS ENDED JUNE 30
                                                         1998      1997     CHANGE       1998       1997      CHANGE
                                                        ------    ------    -------     -------    -------    ------
           Net income                                   $6,887    $5,552    $ 1,335     $12,758    $10,772    $1,986
           Add back:
                Goodwill amortization                      555       418        137         934        834       100
                Other intangible asset amortization        206       175         31         418        350        68
                                                        ------    ------    -------     -------    -------    ------
                   Total intangible asset                  761       593        168       1,352      1,184       168
                      amortization
           Less: Tax effect                                 72        61         11         146        123        23
                                                        ------    ------    -------     -------    -------    ------
           CASH BASED NET INCOME                        $7,576    $6,084    $ 1,492     $13,964    $11,833    $2,131
                                                        ======    ======    =======     =======    =======    ======

           Per share data
                Cash based basic earnings per share     $ 0.48    $ 0.39    $  0.09     $  0.89    $  0.76    $ 0.13
                Cash based diluted earnings per share     0.48      0.39       0.09        0.88       0.75      0.13
                Cash based return on tangible assets      1.64      1.41%       .23%       1.53%      1.38%      .15%
                Cash based return on tangible equity     15.84%    15.15%       .69%      14.83%     14.88%     (.05%)
                Cash based efficiency ratio              55.85%    59.88%     (4.03%)     56.69%     59.55%    (2.86%)

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

           Net interest income, on a tax equivalent basis, decreased $480,000 or 2.4% to $19,493,000 for the quarter ended June 30, 1998. The net interest margin decreased from 4.86% during the quarter ended June 30, 1997 to 4.45% during the current quarter. This decrease was largely the result of a decrease in the average rate on earning assets from 8.59% during the second quarter of 1997 to 8.30% in the current quarter plus an increase in the average rate on interest bearing liabilities from 4.40% to 4.80%. These changes resulted in a decrease of .69% in the net interest spread. For the six months ended June 30, 1998, net interest income, on a tax equivalent basis, increased $530,000 or 1.4% to $39,435,000 over the same period in 1997, as a result of an increase totaling $74,844,000 in average net earning assets (average earning assets less average interest bearing liabilities). The net interest margin was 4.55% for the year-to-date period, a decrease of .25% from 4.80% recorded during the first six months of 1997. The decrease in the net interest margin was the result of a decrease of .20% to 8.38% on earning assets during the current period and an increase of .25% to 4.62% in the rate paid on interest bearing liabilities.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

           NET INTEREST INCOME (CONTINUED)

           The following presents the components of net income on a taxable equivalent basis:

             CONDENSED STATEMENT OF INCOME-TAXABLE EQUIVALENT BASIS

                                                           THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                            1998      1997     CHANGE       1998     1997     CHANGE
                                                           -------   -------   -------    -------   -------   -------
           (Amounts in thousands, except per share data)
           Interest income                                 $35,275   $34,384   $   891    $70,670   $67,838   $ 2,832
           Taxable-equivalent adjustment                     1,039       917       122      2,079     1,723       356
                                                           -------   -------   -------    -------   -------   -------
                Interest income-taxable equivalent          36,314    35,301     1,013     72,749    69,561     3,188
           Interest expense                                 16,821    15,328     1,493     33,314    30,656     2,658
                                                           -------   -------   -------    -------   -------   -------
                Net interest income-taxable equivalent      19,493    19,973      (480)    39,435    38,905       530
           Provision for loan losses                           101       574      (473)       713     1,285      (572)
           Non-interest income                               7,254     4,591     2,663     12,205     9,174     3,031
           Non-interest expenses                            15,700    15,219       481     30,626    29,755       871
                                                           -------   -------   -------    -------   -------   -------
                Income before income taxes                  10,946     8,771     2,175     20,301    17,039     3,262
           Income taxes                                      3,020     2,302       718      5,464     4,544       920
           Taxable-equivalent adjustment                     1,039       917       122      2,079     1,723       356
                                                           -------   -------   -------    -------   -------   -------
                     NET INCOME                            $ 6,887   $ 5,552   $ 1,335    $12,758   $10,772   $ 1,986
                                                           =======   =======   =======    =======   =======   =======

                     NET INCOME PER SHARE-BASIC            $  0.44   $  0.36   $  0.08    $  0.82   $  0.69   $  0.13

                     NET INCOME PER SHARE-DILUTED             0.43      0.35      0.08       0.80      0.68      0.12



           The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and six months ended June 30, 1998 and 1997.

           (Amounts in thousands, except percentages)

                                                           THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                                        1998          1997        CHANGE       1998           1997        CHANGE
                                                     ----------    ----------    --------    ----------    ----------    --------
             Average rate on earning assets (1)           8.30%         8.59%      (.29%)         8.38%         8.58%      (.20%)
             Average rate on interest bearing
                   liabilities (1)                        4.80%         4.40%        .40%         4.62%         4.37%        .25%
             Net interest spread (1)                      3.50%         4.19%      (.69%)         3.76%         4.21%      (.45%)
             Net interest margin (1)                      4.45%         4.86%      (.41%)         4.55%         4.80%      (.25%)
             Average earning assets                  $1,751,116    $1,643,242    $107,874    $1,735,258    $1,621,214    $114,044
             Average interest bearing
                   liabilities                        1,402,905     1,392,043      10,862     1,443,679     1,404,479      39,200

             (1) Amounts annualized

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

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

           An analysis of the changes in the allowance for loan losses and selected ratios follows:

           (Amounts in thousands, except percentages)

                                                                                     THREE MONTHS ENDED JUNE 30
                                                                                   1998          1997         CHANGE
                                                                                ----------    ----------     --------
           Balance, March 31                                                    $   20,283    $   19,045     $  1,238
           Provision for loan losses                                                   101           574         (473)
           Loan loss recoveries                                                        432           554         (122)
           Loans charged off                                                           707           699           (8)
                                                                                ----------    ----------     --------
           BALANCE, JUNE 30                                                     $   20,109    $   19,474     $    635
                                                                                ==========    ==========     ========

           Average loans, net of unearned income                                $1,170,340    $1,170,928     $   (588)
           Provision for loan losses to average loans (1)                              .03%          .20%        (.17%)
           Net loan charge-offs (recoveries) to average loans (1)                      .09%          .05%         .04%
           Allowance for loan losses to end of period loans                           1.68%         1.66%         .02%
           Allowance for loan losses to nonperforming loans                         705.33%       329.12%      376.21%
           (1) Amounts annualized

           (Amounts in thousands, except percentages)                                    SIX MONTHS ENDED JUNE 30
                                                                                      1998          1997    CHANGE
                                                                                ----------    ----------     --------
           Balance, December 31                                                 $   19,887    $   18,663     $  1,224
           Provision for loan losses                                                   713         1,285         (572)
           Loan loss recoveries                                                        839         1,011         (172)
           Loans charged off                                                         1,330         1,485         (155)
                                                                                ----------    ----------     --------
           BALANCE, JUNE 30                                                     $   20,109    $   19,474     $    635
                                                                                ==========    ==========     ========

           Average loans, net of unearned income                                $1,193,803    $1,154,889     $ 38,914
           Provision for loan losses to average loans (1)                              .12%          .22%        (.10%)
           Net loan charge-offs (recoveries) to average loans (1)                      .08%          .08%          --
           Allowance for loan losses to end of period loans                           1.68%         1.66%         .02%
           Allowance for loan losses to nonperforming loans                         705.33%       329.12%      376.21%

           (1) Amounts annualized

           The provision for loan losses decreased $473,000 or 82.4% to $101,000 for the quarter ended June 30, 1998 and decreased $572,000 or 44.5% to $713,000 during the six months ended June 30, 1998 compared to the same periods last year. The decreases for both the three and six month periods ended June 30, 1998 were primarily the result of a decrease in nonperforming assets from $7,435,000 on June 30, 1997 to $4,556,000 on June 30, 1998.

           The provision for loan losses as a percentage of average loans totaled .03% (annualized) for the quarter ended June 30, 1998 compared to .20% (annualized) for the quarter ended June 30, 1997. For the six month period ended June 30, 1998, the provision for loan losses as a percentage of average loans decreased to .12% (annualized) from .22% (annualized) for the same period in 1997. These decreases reflected the continued improvement in the quality of loans.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

           PROVISION FOR LOAN LOSSES (CONTINUED)

           Net loan charge-offs (loan charge-offs less recoveries) to average loans increased to .09% (annualized) for the quarter ended June 30, 1998 from .05% (annualized) for the quarter ended June 30, 1997, as a result of a slightly reduced level of recoveries while remaining unchanged at .08% for the six months ended June 30, 1998 compared to the same period in 1997.

           The allowance for loan losses increased to 1.68% of total loans on June 30, 1998, as compared to the December 31, 1997 level of 1.62% primarily as a result of a decrease in loans outstanding as well as reduced net charge-off experience during the quarter.

           NON-INTEREST INCOME

           The following table sets forth the components of non-interest income for the three and six months ended June 30, 1998 and 1997:

           (Amounts in thousands, except percentages)

                                                        THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                                          1998     1997    CHANGE      1998    1997   CHANGE
                                                         ------  -------   -------   -------  ------  -------
           Commissions and fees on fiduciary activities  $1,169  $   974   $   195   $ 2,428  $2,030  $   398
           Service charges on deposit accounts            1,727    1,657        70     3,526   3,284      242
           Other service charges, commissions and fees    1,886    1,214       672     3,290   2,537      753
           Security gains (losses), net                      --      (14)       14       125       7      118
           Gains on sales of mortgage loans (net)         2,372      566     1,806     2,640     734    1,906
           Other income                                     100      194       (94)      196     582     (386)
                                                         ------  -------   -------   -------  ------  -------
               TOTAL                                     $7,254  $ 4,591   $ 2,663   $12,205  $9,174  $ 3,031
                                                         ======  =======   =======   =======  ======  =======

           Non-interest income totaled $7,254,000 and $12,205,000 for the three and six month periods ended June 30, 1998. These amounts represent increases of $2,663,000 or 58.0% for the current quarter and $3,031,000 or 33.0% for the six months ended June 30, 1998, when compared to 1997 period totals. Commissions and fees on fiduciary activities increased $195,000 or 20.0% to $1,169,000 in the second quarter of 1998 and $398,000 or 19.6% to $2,428,000 for the six month period largely as a result of increases in the value of assets managed and successful new business development efforts. Service charges on deposit accounts increased $70,000 or 4.2% to $1,727,000 and $242,000 or 7.4% to $3,526,000 respectively, for the three and six months ended June 30, 1998, when compared to similar period totals in 1997, due primarily to increases in deposits subject to service charges. Other service charges, commissions and fees totaled $1,886,000 and $3,290,000 for the second quarter of 1998 and year-to-date ended June 30, 1998. The increases were $672,000 or 55.4% and $753,000 or 29.7% respectively, for the three and six month periods ended June 30, 1998. The increases for the quarter and year-to-date periods were largely the result of newly implemented fees on ATM usage, loan servicing fees and fees earned on outsourcing official checks. Securities gains (net) totaled $125,000 for the six months ended June 30, 1998 compared to $7,000 for the first half of 1997. Gains on sales of loans increased $1,806,000 to $2,372,000 and $1,906,000 to $2,640,000 for the three and six month periods ended June 30, 1998. Gains on sales of loans were favorably impacted by a gain totaling $2,068,000 from the sale during the second quarter of 1998 of ABC Credit Corporation, a wholly-owned consumer finance company. The sale of ABC Credit Corporation's loan portfolio, which totaled approximately $11,500,000 of consumer loans, is not expected to impact the future earnings of Area. Other income totaled $100,000 during the three months ended June 30, 1998 and $196,000 for the six months ended June 30, 1998. These amounts represent decreases of $94,000 or 48.5% and $386,000 or 66.3%, respectively. The decreases for both the quarter and year-to-date periods were primarily the result of a decrease in mortgage acquisition income.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

           NON-INTEREST EXPENSES

           The following table sets forth the components of non-interest expenses for the three and six months ended June 30, 1998 and 1997:

           (Amounts in thousands, except percentages)

                                              THREE MONTHS ENDED JUNE 3     SIX MONTHS ENDED JUNE 30
                                                 1998      1997  CHANGE      1998     1997   CHANGE
                                                -------  ------- ------     -------  ------- ------
           Salaries and employee benefits       $ 7,589  $ 7,176  $ 413     $15,101  $14,340  $ 761
           Net occupancy expenses                   879      991   (112)      1,816    1,963   (147)
           Furniture and equipment expense          998    1,099   (101)      2,041    2,126    (85)
           Federal deposit insurance                131       64     67         155      104     51
           Data processing expense                1,056      739    317       1,861    1,523    338
           Advertising and community relations      808      683    125       1,317    1,385    (68)
           Insurance and taxes                      594      598     (4)      1,179    1,321   (142)
           Professional fees                        741      750     (9)      1,501    1,329    172
           Other                                  2,904    3,119   (215)      5,655    5,664     (9)
                                                -------  -------  -----     -------  -------  -----
                TOTAL                           $15,700  $15,219  $ 481     $30,626  $29,755  $ 871
                                                =======  =======  =====     =======  =======  =====


           Non-interest expenses totaled $15,700,000 and $30,626,000 for the three and six month periods ended June 30, 1998. These amounts represent increases of $481,000 or 3.2% for the current quarter and $871,000 or 2.9% for the six months ended June 30, 1998, when compared to 1997 period totals. Salaries and employee benefits increased $413,000 or 5.8% to $7,589,000 in the second quarter of 1998 and $761,000 or 5.3% to $15,101,000 for the six month period largely as a result of merit increases. Net occupancy expenses decreased $112,000 or 11.3% to $879,000 and $147,000 or 7.5% to
           $1,816,000 respectively, for the three and six months ended June 30, 1998, when compared to similar period totals in 1997, due primarily to reduced amounts of depreciation. Furniture and equipment expenses totaled $998,000 and $2,041,000 for the second quarter of 1998 and year-to-date ended June 30, 1998. The decreases were $101,000 or 9.2% and $85,000 or 4.0% respectively, for the three and six month periods ended June 30, 1998 and occurred largely as a result of a reduced level of repairs and maintenance. Data processing expenses totaled $1,056,000 during the current quarter compared to $739,000 for the same period in 1997 while totaling $1,861,000 for the six months ended June 30, 1998 compared to $1,523,000 for the first half of 1997. The increases, $317,000 or 42.9% and $338,000 or 22.2% for the quarter and year-to-date periods, were largely the result of continued enhancements to Area's data processing capabilities and expenses associated with modifying computer application systems for the year 2000. Advertising and community relations increased $125,000 or 18.3% to $808,000 for the current quarter and decreased $68,000 or 4.9% to $1,317,000 for the six months ended June 30, 1998 when compared to the same periods in 1997. The increase for the quarter was the result radio and television advertising. Professional fees totaled $1,501,000 for the six months ended June 30, 1998 compared to $1,329,000 for the same period in 1997. The increase was $172,000 or 12.9% and was primarily the result of consulting fees.

           INCOME TAX EXPENSE

           Income tax expense totaled $3,020,000 and $5,464,000 for the three and six month periods ended June 30, 1998 compared to $2,302,000 and $4,544,000 for the same periods in 1997. The increase in income tax expense for both the three and six month periods was the result of a higher level of pretax income. The effective tax rate was 30.5% and 30.0% for the three and six month periods ended June 30, 1998 compared to 29.3% and 29.7% for the same periods of 1997, respectively. The effective tax rate differs from the marginal income tax rate of 35% in both 1998 and 1997, primarily as a result of tax-exempt income and amortization of goodwill.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

           YEAR 2000

           In August 1997 management initiated a company-wide review of all computer systems and applications in an effort to ensure Year 2000 readiness. This review and related corrective action, if necessary, is scheduled for completion by the end of 1998. Area expects to incur internal staff costs related to Year 2000 issues during this period in addition to replacing obsolete teller equipment and personal computers at a cost of approximately $2,600,000 to $3,000,000.

           Area has included analysis of its customers understanding and assessment of Year 2000 as part of its credit evaluation. Additionally, Area is currently working with its vendors to ensure that they are addressing the issues involved with Year 2000. However, the business of Area's customers and vendors may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by Area's customers and vendors in solving Year 2000 issues could negatively affect their ability to perform their agreements with Area. Therefore, there can be no assurance that the failure or delay of Area's customers, vendors or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on Area's business, financial condition and results of operations.


B.         FINANCIAL POSITION

           Total assets increased $8,028,000 or .4% to $1,909,477,000 from December 31, 1997 to June 30, 1998. This increase was largely the result of deposit and shareholders' equity growth partially offset by a decrease in borrowed funds.

           Earning assets totaled $1,764,613,000 on June 30, 1998, an increase of $16,488,000 or .9% over December 31, 1997. Loans, including loans held for sale, decreased $29,076,000 to $1,208,048,000 during the six months ended June 30, 1998 largely as a result of customers refinancing into long-term fixed-rate loans which were sold. Loans, including loans held for sale, represent the largest category of earning assets, comprising 68.5% of earning assets as of June 30, 1998 and 70.8% as of December 31, 1997.

           Short-term investments, which include interest-bearing deposits with banks and federal funds sold totaled $17,090,000 on June 30, 1998, an increase of $11,286,000 from year-end balances of $5,804,000. This change was largely the result of an increase in federal funds sold totaling $8,000,000.

           Securities represent 30.6% of earning assets. They totaled $539,475,000 on June 30, 1998, an increase of $80,151,000 or 17.4%
           from December 31, 1997 balances. This change partially reflects the re-classification of trading account securities into available for sale.

           Deposits totaled $1,475,025,000 on June 30, 1998, an increase of $41,893,000 or 2.9% from December 31, 1997. Non-interest-bearing deposits declined $6,277,000 or 3.2% to $190,499,000 from year-end totals, while interest-bearing deposits increased $48,170,000 or 3.9% to $1,284,526,000 during the period.

           Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings decreased by $56,494,000 to $196,372,000 from $252,866,000 on December 31, 1997. Repayment of Federal Home Loan Bank advances accounted for $35,645,000 of the decrease while a reduction in federal funds purchased accounted for $17,902,000 of the decline. Funds for this reduction were obtained from deposit growth and reductions in loans outstanding.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

           CAPITAL RESOURCES

           Shareholders' equity totaled $217,584,000 at June 30, 1998, an increase of $21,035,000 or 10.7% from December 31, 1997. Out of net income of $12,758,000 during the first six months of 1998, $11,666,000 was retained after paying dividends to shareholders of $1,092,000. The net unrealized gains on securities available for sale, net of taxes were $19,879,000 at June 30, 1998, compared to net unrealized gains of $11,508,000 at year-end 1997. An increase in unrealized gains on equity securities was largely responsible for this increase.

           The shareholders' equity-to-asset ratio was 11.39% at June 30, 1998 compared to 10.34% on December 31, 1997.

           Book value per share was $13.91 and $12.62 at June 30, 1998 and December 31, 1997, respectively.

           A summary of the capital ratios are shown below:

                                                                                              REGULATORY CAPITAL REQUIREMENTS
                                                        JUNE 30            DECEMBER 31            WELL               MINIMUM
                                                         1998                 1997             CAPITALIZED           REQUIRED
                                                         ----                 ----             -----------           --------
             Leverage Ratio                              9.87%                9.54%               5.00%               4.00%
             Tier I Risk Based Capital Ratio            14.14%               13.24%               6.00%               4.00%
             Total Risk Based Capital Ratio             15.40%               14.50%              10.00%               8.00%


           ASSET QUALITY

           At June 30, 1998, the allowance for loan losses was $20,109,000 or 1.68% of quarter end loans, as compared to 1.62% of loans at December 31, 1997. The ratio of the allowance for loan losses to non-performing assets increased to 441.4% at June 30, 1998, compared with 371.9% at December 31, 1997 as a result of an increase in the allowance for loan losses and a reduction in total nonperforming assets. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Currently, net charge-offs (loan charge-offs less recoveries) are at .08% (annualized) of average year-to-date loans compared to .08% (annualized) during the same period in 1997.

           Management has determined that the allowance for loan losses be maintained at a level that is sufficient to absorb the losses that, in the reasonable opinion and judgment of management, are known and inherent in the loan portfolio. Management's evaluation includes an analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within Area's marketing area. Additional allocations for the allowance are based on specifically identified potential loss situations.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

           ASSET QUALITY (CONTINUED)

           The following schedule shows the dollar amount of assets at June 30, 1998, December 31, 1997 and June 30, 1997, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing and other real estate and in-substance foreclosures:

                                                                    JUNE 30    DECEMBER 31   JUNE 30
             (In thousands)                                          1998         1997         1997
                                                                    ------       ------       ------

           Nonaccrual loans                                         $2,350       $2,173       $1,967
           Loans contractually past due 90 days or more as to
                interest or principal and still accruing               501        1,789        3,950
                                                                    ------       ------       ------
                TOTAL NONPERFORMING AND RESTRUCTURED LOANS           2,851        3,962        5,917
           Other real estate owned                                   1,705        1,386        1,518
                                                                    ------       ------       ------
                TOTAL NONPERFORMING ASSETS                          $4,556       $5,348       $7,435
                                                                    ======       ======       ======

C.         LIQUIDITY

           Deposits have historically provided Area with a major source of stable and relatively low-cost funding. Secondary sources of liquidity include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings.

           As of June 30, 1998, 77.2% of total assets were funded by core deposits while 10.3% were funded with secondary sources of liquidity discussed above, compared to 75.4% and 13.3%, respectively, as of December 31, 1997.

           The net loan-to-deposit ratio decreased from 84.3% on December 31, 1997 to 79.6% on June 30, 1998 as a result of a decrease in loans outstanding and an increase in total deposits.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Area's June 30, 1998 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in the Area's exposure to interest rate changes since December 31, 1997. The table below illustrates the simulation analysis of the impact of a 50 (.50%) and 100 (1.00%) basis point upward and downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from June 30, 1998 levels, and remained constant at those levels thereafter:

            INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
            (In thousands, except per share data)

                                                                       MOVEMENTS IN INTEREST RATES FROM JUNE 30, 1998 RATES
                                                                              INCREASE                       DECREASE
            SIMULATED PRE-TAX IMPACT IN THE NEXT 12 MONTHS             +100BP          +50BP           -50BP          -100BP
                                                                       ------          -----           -----          ------
            Net interest income increase (decrease)                   $(2,097)         $(691)           $153            $996
            Net income per share-basic increase (decrease)               (.09)          (.03)            .01             .04
            Net income per share-diluted increase (decrease              (.09)          (.03)            .01             .04

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings
                    Not applicable.

           Item 2.  Changes in Securities
                    Not applicable.

           Item 3.  Defaults Upon Senior Securities
                    Not applicable.

           Item 4.  Submission of Matters To a Vote of Security Holders
                    The annual meeting of shareholders was held on May 18, 1998. The matters that were voted upon included the election of directors for one-year terms ending 1999 or until their successors have been elected and qualified.

                    The outcome of the voting was as follows:

                      Name                               Voted For              Voted Against        Abstained From Voting
                      ----                               ---------              -------------        ---------------------
                      Anthony G. Bittel                  11,678,633                    0                     2,322
                      Samuel A. B. Boone                 11,664,513                    0                    16,442
                      Thomas R. Brumley                  11,678,633                    0                     2,322
                      Cecile W. Garmon                   11,678,086                    0                     2,869
                      C. M. Gatton                       11,678,633                    0                     2,322
                      Gary H. Latham                     11,678,408                    0                     2,547
                      Raymond C. McKinney                11,640,490                    0                    40,465
                      John S. Penn                       11,676,841                    0                     4,114
                      Allan R. Rhodes                    11,678,633                    0                     2,322
                      David W. Smith, Jr.                11,678,633                    0                     2,322
                      William H. Thompson                11,678,633                    0                     2,322
                      Don Vitale                         11,678,633                    0                     2,322
                      Pollard White                      11,678,408                    0                     2,547

                      Total outstanding shares eligible to vote were 15,630,802.

                    Pursuant to Rule 14a-4(c)(1) promulgated under to Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the 1999 Annual Meeting of Shareholders must notify Area in writing at its principal office at P.O. Box 786, Owensboro, Kentucky 42302-0786 of the contents of such proposal no later than November 1, 1998. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

           Item 5.  Other Information

                    Pending Mergers. In March 1998, Area entered into an agreement to acquire NationsBank of Kentucky, N.A., a wholly-owned subsidiary of NationsBank Corporation. NationsBank of Kentucky, N.A. has total assets of approximately $165,000,000, net of certain deposits that will be retained by NationsBank of Kentucky, N.A. The acquisition will be accounted for as a purchase. The transaction, which is subject to regulatory approval, is expected to close in the third quarter of 1998.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

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

           10.14(8)*      Letter Agreement between Cardinal Bancshares, Inc. and Vincent D. Dailey dated December 13, 1993

           10.15(5)*      Amendment, dated December 30, 1994, to Letter Agreement between Cardinal
                          Bancshares, Inc. and Vincent D. Dailey dated December 13, 1993

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997

Item 6. Exhibits and Reports on Form 8-K (continued)

         Exhibit No.      Description of Exhibit
         -----------      ----------------------

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

           23.1(1)        Consent of Independent Auditors

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     AREA BANCSHARES CORPORATION



Date:    August 10, 1998             By:  /S/ Thomas R. Brumley
       ---------------------              --------------------------------------
                                          Thomas R. Brumley
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:    August 10, 1998             By:  /S/ Jack H. Brown
       ---------------------              --------------------------------------
                                          Jack H. Brown
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)


Date:    August 10, 1998             By:  /S/ Gary R. White
       ---------------------              --------------------------------------
                                          Gary R. White
                                          Vice President, Controller
                                          (Principal Accounting Officer)