Form 10-Q
period 1998-09-30
AREA BANCSHARES CORP
filed 1998-11-12
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 1998

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
                  Yes    X         No
                      -------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class:  Common stock
                  No Par Value
                  Shares Outstanding:  As of October 31, 1998: 15,666,536

                           AREA BANCSHARES CORPORATION
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                PAGE NUMBER

     Item 1.  Financial Statements                                                                                 3

              Unaudited consolidated balance sheets, September 30, 1998, December 31, 1997
              and  September 30, 1997                                                                              3
              Unaudited consolidated statements of income, three and nine months ended September 30, 1998
              and 1997                                                                                             4

              Unaudited consolidated statements of shareholders' equity, year ended December 31, 1997
              and nine months ended September 30, 1998                                                             5

              Unaudited consolidated statements of cash flows, nine months ended September 30, 1998
              and 1997                                                                                             6

              Notes to unaudited consolidated financial statements                                                 8

     Item 2.  Management's discussion and analysis of financial condition and results of operations               11

              Results of operations                                                                               12

              Financial position                                                                                  20

              Liquidity                                                                                           23

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          23

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                   23

     Item 2.  Changes in Securities                                                                               23

     Item 3.  Defaults Upon Senior Securities                                                                     24

     Item 4.  Submission of Matters to a Vote of Security Holders                                                 24

     Item 5.  Other Information                                                                                   24

     Item 6.  Exhibits and Reports on Form 8-K                                                                    24

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30      DECEMBER 31     SEPTEMBER 30
                                                                                        1998             1997             1997
ASSETS
Cash and due from banks                                                             $    73,114      $    84,378      $    66,313
Interest bearing deposits with banks                                                      8,103            5,804            4,777
Federal funds sold                                                                        4,000               --           17,150
Trading account securities                                                                   --           45,873           50,886
Securities:
     Available for sale (amortized cost of $383,412 and $324,731, respectively)         415,889          342,513          316,811
     Held to maturity (fair value of $121,678 and $122,781, respectively)               114,205          116,811          117,416
                                                                                    -----------      -----------      -----------
          TOTAL SECURITIES                                                              530,094          459,324          434,227
                                                                                    -----------      -----------      -----------

Mortgage loans held for sale                                                              7,702            9,817            6,117

Loans, net of unearned discount                                                       1,326,459        1,227,307        1,204,274
     Less allowance for loan losses                                                      21,574           19,887           20,016
                                                                                    -----------      -----------      -----------
          NET LOANS                                                                   1,304,885        1,207,420        1,184,258
                                                                                    -----------      -----------      -----------

Premises and equipment, net                                                              36,338           29,710           29,822
Goodwill and other intangible assets                                                     37,972           15,312           15,902
Other assets                                                                             43,207           43,811           39,492
                                                                                    -----------      -----------      -----------
          TOTAL ASSETS                                                              $ 2,045,415      $ 1,901,449      $ 1,848,944
                                                                                    ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing deposits                                                       $   204,830      $   196,776      $   175,308
Interest-bearing deposits                                                             1,382,190        1,236,356        1,221,362
                                                                                    -----------      -----------      -----------
     TOTAL DEPOSITS                                                                   1,587,020        1,433,132        1,396,670
                                                                                    -----------      -----------      -----------

Federal funds purchased                                                                  46,865           38,691           55,032
Securities sold under agreements to repurchase                                           95,982          109,861           94,118
Notes payable to the U.S. Treasury                                                        5,543           19,581           24,414
Advances from the Federal Home Loan Bank                                                 41,593           84,336           67,767
Other borrowings                                                                         22,357              397              649
Accrued expenses and other liabilities                                                   23,333           18,902           20,881
                                                                                    -----------      -----------      -----------
     TOTAL LIABILITIES                                                                1,822,693        1,704,900        1,659,531
                                                                                    -----------      -----------      -----------

Preferred stock, no par value; authorized 500,000 shares; none issued                        --               --               --
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding September 30, 1998, 15,643,776, December 31, 1997,
     15,576,917, September 30, 1997, 15,551,567                                          24,358           24,254           24,214
Paid-in capital                                                                          35,632           35,632           35,624
Retained earnings                                                                       142,655          126,104          120,933
Deferred compensation on restricted stock                                                  (637)            (612)            (633)
ESOP loan obligations                                                                      (337)            (337)            (458)
Accumulated other comprehensive income                                                   21,051           11,508            9,733
                                                                                    -----------      -----------      -----------
     TOTAL SHAREHOLDERS' EQUITY                                                         222,722          196,549          189,413

Commitments and contingent liabilities
                                                                                    -----------      -----------      -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 2,045,415      $ 1,901,449      $ 1,848,944
                                                                                    ===========      ===========      ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30              SEPTEMBER 30
                                                               1998         1997         1998         1997

Interest Income:
     Loans, including fees                                   $ 28,479      $28,438     $ 84,230     $ 82,668
     Interest bearing deposits with banks                         116           74          274          226
     Federal funds sold                                           324          195        1,915          738
     Interest and dividends on securities:
       Taxable securities                                       4,446        4,879       14,160       14,701
       Tax exempt securities                                    2,257        1,907        5,713        4,998
                                                             --------      -------     --------     --------
          TOTAL INTEREST INCOME                                35,622       35,493      106,292      103,331
                                                             --------      -------     --------     --------
Interest expense:
     Interest on deposits                                      15,126       13,714       43,877       39,962
     Interest on borrowings                                     1,818        2,529        6,381        6,937
                                                             --------      -------     --------     --------
          TOTAL INTEREST EXPENSE                               16,944       16,243       50,258       46,899
                                                             --------      -------     --------     --------
          Net interest income                                  18,678       19,250       56,034       56,432
Provision for loan losses                                         534        1,130        1,247        2,415
                                                             --------      -------     --------     --------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       18,144       18,120       54,787       54,017
                                                             --------      -------     --------     --------
Non-interest income:
     Commission and fees on fiduciary activities                1,109        1,109        3,537        3,139
     Service charges on deposit accounts                        1,943        1,715        5,469        4,999
     Other service charges, commissions and fees                1,371        1,113        4,661        3,794
     Security gains (losses), net                                  (9)           1          116            8
     Gains on sales of loans, net                                 270          507        2,910        1,148
     Other income                                                 121          209          317          740
                                                             --------      -------     --------     --------
          TOTAL NON-INTEREST INCOME                             4,805        4,654       17,010       13,828
                                                             --------      -------     --------     --------
Non-interest expenses:
     Salaries and employee benefits                             8,078        7,534       23,179       21,874
     Net occupancy expense                                      1,097        1,057        2,913        3,020
     Furniture and equipment expense                            1,167        1,202        3,208        3,328
     Federal deposit insurance                                     62           62          217          166
     Data processing expense                                      936          860        2,797        2,383
     Other                                                      5,359        5,413       15,011       15,112
                                                             --------      -------     --------     --------
          TOTAL NON-INTEREST EXPENSES                          16,699       16,128       47,325       45,883
                                                             --------      -------     --------     --------
       Income before income tax expense                         6,250        6,646       24,472       21,962
Income tax expense                                              1,730        1,857        7,194        6,401
                                                             --------      -------     --------     --------
          NET INCOME                                         $  4,520      $ 4,789     $ 17,278     $ 15,561
                                                             ========      =======     ========     ========

Per common share:
     Net income-basic                                        $   0.29      $  0.31     $   1.11     $   1.02
               -diluted                                      $   0.28      $  0.30     $   1.09     $   0.98
     Cash dividends                                          $   0.04      $  0.03     $   0.11     $   0.09



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               YEAR ENDED DECEMBER 31, 1997 AND NINE MONTHS ENDED
                SEPTEMBER 30, 1998 (AMOUNTS IN THOUSANDS, EXCEPT
                            SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                COMMON        COMMON      PAID-IN     RETAINED     DEFERRED     ESOP AND     ACCUMULATED    TOTAL
                                STOCK-        STOCK-      CAPITAL     EARNINGS   COMPENSATION   MRP LOAN        OTHER
                                SHARES        AMOUNT                                 ON        OBLIGATIONS  COMPREHENSIVE
                                                                                  RESTRICTED                    INCOME
                                                                                    STOCK

Balance, December 31, 1996     15,514,223      24,197      35,142      107,581       (469)         (628)         3,560      169,383

Net income                                                              20,809                                               20,809
Cash dividends declared ($.125
   per Share)                                                           (2,523)                                              (2,523)
Repurchase of common stock        (24,674)        (39)                    (483)                                                (522)
Stock options exercised,
   including tax benefits          81,938          87         490          503                                                1,080
Amortization of deferred
   compensation on restricted                                                          83                                        83
   stock
Net restricted stock issued         5,430           9                      217       (226)                                       --
Repayment of ESOP and MRP loan
   obligations                                                                                      291                         291
Change in other comprehensive
   income, net of tax                                                                                            7,948        7,948
                               ----------    --------    --------    ---------    -------         -----        -------     --------
Balance, December 31, 1997     15,576,917      24,254      35,632      126,104       (612)         (337)        11,508      196,549

Net income                                                              17,278                                               17,278
Cash dividends declared ($.11                                           (1,718)                                              (1,718)
   per share)
Stock options exercised,
   including tax benefits          63,284          98                      897                                                  995
Restricted stock issued             3,575           6                       94       (100)                                       --
Amortization of deferred
   compensation on restricted                                                          75                                        75
   stock
Change in other comprehensive
   income, net of tax                                                                                            9,543        9,543
                               ----------    --------    --------    ---------    -------         -----        -------     --------
Balance, September 30, 1998    15,643,776    $ 24,358    $ 35,632    $ 142,655    $  (637)        $(337)       $21,051     $222,722
                               ==========    ========    ========    =========    =======         =====        =======     ========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                      $ 17,278          $ 15,561
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                                          1,247             2,415
     Depreciation, amortization and accretion, net                                      2,597             4,049
     Gain on sales of securities and loans, net                                        (3,026)           (1,156)
     Loss (Gain) on sales of other real estate owned                                       43                10
     Loss (Gain) on disposals of equipment                                                 10                39
     Deferred income taxes                                                             (1,845)             (201)
     Proceeds from sales of trading account securities                                 19,760            29,637
     Proceeds from maturities of trading account securities                            99,994           116,000
     Purchases of trading account securities                                          (73,870)         (152,600)
     Originations of mortgage loans held for sale                                     (93,030)          (65,904)
     Proceeds from sales of mortgage loans held for sale                               95,501           105,648
     Other, net                                                                         3,277              (187)
                                                                                     --------          --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          67,936            53,311
                                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of NationsBank of Kentucky, N.A., net of cash and
        due from banks                                                                (32,665)               --
     Decrease (increase) in interest bearing deposits with banks                       (2,299)            1,107
     Proceeds from sales of securities available for sale                              13,935            33,356
     Proceeds from sales of securities held to maturity                                    --                --
     Proceeds from maturities of securities available for sale                        179,693            85,968
     Proceeds from maturities of securities held to maturity                            4,899             3,274
     Calls of securities available for sale                                             5,020                --
     Calls of securities held to maturity                                               2,582             1,472
     Purchases of securities available for sale                                      (253,409)         (101,172)
     Purchases of securities held to maturity                                          (2,956)          (24,824)
     Decrease (Increase) in federal funds sold                                         37,780            (3,503)
     Loans originated, net of principal collected on loans                            (29,671)          (84,539)
     Net purchases of premises and equipment                                           (8,135)           (3,686)
     Proceeds from sale of ABC Credit Corporation's loans                              13,568                11
     Proceeds from sales of other real estate owned                                       588               237
                                                                                     --------          --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (71,070)          (92,299)
                                                                                     --------          --------






                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                                                       1998              1997
CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in deposits                                                 $ 41,329          $  2,271
     Increase in federal funds purchased                                                8,174            10,936
     Decrease in securities sold under agreements to repurchase                       (22,089)          (11,182)
     Increase (decrease) in notes payable to the U.S. Treasury                        (14,038)           15,531
     Increase (decrease) in advances from the Federal Home Loan Bank                  (42,743)           18,454
     Increase (decrease) in other borrowings                                           21,960            (5,696)
     Proceeds from issuance of common stock and stock options exercised, net              995               560
     Repurchase of common stock                                                            --              (516)
     Cash dividends paid                                                               (1,718)           (1,980)
                                                                                     --------          --------
          NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES                             (8,130)           28,378
                                                                                     --------          --------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                        (11,264)          (10,610)
CASH AND DUE FROM BANKS, JANUARY 1                                                     84,378            76,923
                                                                                     ========          ========
CASH AND DUE FROM BANKS, SEPTEMBER 30                                                $ 73,114          $ 66,313
                                                                                     ========          ========

Cash flow information:
     Income tax payments                                                             $  4,667          $  4,925
     Interest payments                                                                 51,631            46,755
Non-cash transactions:
     Loans transferred to other assets                                                  2,546             1,455






SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

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

         The accounting and reporting policies of Area Bancshares Corporation ("Area") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Area and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A full description of significant accounting policies as well as a complete set of footnotes are presented in the 1997 annual report to shareholders.

NOTE 2.  COMPREHENSIVE INCOME

         Area adopted FASB Statement No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This Statement established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Comprehensive income for Area includes net income and unrealized gains and losses on securities available for sale. The following tables set forth the components of comprehensive income for the three and nine months ended September 30, 1998 and 1997:

                                                                                          THREE MONTHS ENDED SEPTEMBER 30
                                                                                            1998                    1997
                                                                                          -------                 -------
         (Amounts in thousands)
         Net income                                                                       $ 4,520                 $ 4,789
         Other comprehensive income, net of tax:
              Unrealized gains on securities:
              Unrealized holding gains (losses) arising during period         1,178                     2,825
              Less: Reclassification adjustment for gains (losses)
                        included in net income                                    6         1,172         (1)       2,826
                                                                             ------       -------       -----     -------
         COMPREHENSIVE INCOME                                                             $ 5,692                 $ 7,615
                                                                                          =======                 =======

                                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                                                           1998                     1997
                                                                                          -------                  -------
         (Amounts in thousands)
         Net income                                                                       $17,278                  $15,561
         Other comprehensive income, net of tax:
         Unrealized gains on securities:
              Unrealized holding gains (losses) arising during period         9,468                     6,168
              Less: Reclassification adjustment for gains (losses)
                        included in net income                                 (75)         9,543         (5)        6,173
                                                                             ------       -------       -----     -------
         COMPREHENSIVE INCOME                                                            $ 26,821                  $21,734
                                                                                         ========                  =======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997


NOTE 3.  NET INCOME PER COMMON SHARE

         Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

         Diluted earnings per share gives effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options.

         The components of basic and diluted earnings per share are as follows:

                                                                               THREE MONTHS                    NINE MONTHS
                                                                            ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                                           1998            1997            1998            1997
                                                                          -------         -------         -------         -------
         (Amounts in thousands, except per share data)
         NET INCOME, BASIC AND DILUTED                                    $ 4,520         $ 4,789         $17,278         $15,561
                                                                          =======         =======         =======         =======
         Average shares outstanding                                        15,642          15,520          15,631          15,281
         Effect of dilutive securities                                        279             355             280             577
                                                                          -------         -------         -------         -------
         Average shares outstanding including dilutive securities          15,921          15,875          15,911          15,858
                                                                          =======         =======         =======         =======
         NET INCOME PER SHARE, BASIC                                      $  0.29         $  0.31         $  1.11         $  1.02
                                                                          =======         =======         =======         =======
         NET INCOME PER SHARE, DILUTIVE                                   $  0.28         $  0.30         $  1.09         $  0.98
                                                                          =======         =======         =======         =======

NOTE 4.  SECURITIES

         The amortized cost and approximate market values of securities as of September 30, 1998 and December 31, 1997 are as follows:

           AVAILABLE FOR SALE
           (Amounts in thousands)

                                                                AMORTIZED       UNREALIZED     UNREALIZED          MARKET
                                                                   COST            GAINS         LOSSES            VALUE
         U.S. Treasury and federal agencies                      $287,032         $ 2,885         $127         $289,790
         Mortgage-backed securities                                60,954           1,004           29           61,929
         Obligations of state and political subdivisions           17,791           1,076           --           18,867
         Equity and other securities                               17,635          27,839          171           45,303
                                                                 ========         =======         ====         ========
         BALANCE AT SEPTEMBER 30, 1998                           $383,412         $32,804         $327         $415,889
                                                                 ========         =======         ====         ========



                                                                AMORTIZED       UNREALIZED     UNREALIZED          MARKET
                                                                   COST            GAINS         LOSSES            VALUE
         U.S. Treasury and federal agencies                      $232,694         $ 1,095         $436         $233,353
         Mortgage-backed securities                                55,959             719          110           56,568
         Obligations of state and political subdivisions           16,115             752           --           16,867
         Equity and other securities                               19,963          15,824           62           35,725
                                                                 ========         =======         ====         ========
         BALANCE AT DECEMBER 31, 1997                            $324,731         $18,390         $608         $342,513
                                                                 ========         =======         ====         ========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

NOTE 4.   SECURITIES (CONTINUED)

          HELD TO MATURITY
          (Amounts in thousands)

                                                                AMORTIZED       UNREALIZED     UNREALIZED          MARKET
                                                                  COST             GAINS         LOSSES            VALUE
         SEPTEMBER 30, 1998
         Obligations of state and political subdivisions         $114,205         $ 7,491         $ 18         $121,678
                                                                 ========         =======         ====         ========


                                                                AMORTIZED       UNREALIZED     UNREALIZED          MARKET
                                                                  COST             GAINS         LOSSES            VALUE
         DECEMBER 31, 1997
         Obligations of state and political subdivisions         $116,811         $ 6,485         $515         $122,781
                                                                 ========         =======         ====         ========

NOTE 5.  NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports to shareholders beginning in 1999. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measures their performance. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Area does not expect the implementation of SFAS No. 131 to have a material effect on the consolidated financial statements.

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," addresses disclosure of such benefit plans and is effective for fiscal years beginning after December 31, 1997. Area does not anticipate a significant impact on the consolidated financial statements when making these new disclosures.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designed and qualifies as part of a hedging relationship and if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

         Area must adopt SFAS No. 133 by January 1, 2000, however early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Area has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

NOTE 6.  INTANGIBLES

         The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $34,888,000 and $11,717,000 net of accumulated amortization as of September 30, 1998 and December 31, 1997, respectively, is being amortized over a 10-20 year period on a straight-line basis. Other intangible assets consist of the value of core deposits purchased of approximately $3,084,000 and $3,595,000, net of accumulated amortization, as of September 30, 1998 and December 31, 1997, respectively, which is being amortized by an accelerated method over ten years. Amortization expense for goodwill for the three and nine month periods ended September 30, 1998 was $546,000 and $1,553,000, while amortization of core deposit premium was $166,000 and $504,000 during the same periods.

NOTE 7.  BUSINESS COMBINATIONS

         During 1997 Area and Cardinal Bancshares, Inc. merged in a transaction accounted for as a pooling-of-interests. Accordingly, all discussions contained herein of prior results have been presented as if Area and Cardinal Bancshares, Inc. were combined for all periods presented.

         On August 23, 1998 Area acquired NationsBank of Kentucky, N.A., a wholly-owned subsidiary of NationsBank Corporation. NationsBank of Kentucky, N.A. had total assets of approximately $133,000,000, net of certain deposits that were retained by NationsBank of Kentucky, N.A., loans of approximately $84,000,000 and deposits of approximately $113,000,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of NationsBank of Kentucky, N.A. have been included in Area's consolidated statements since the date of acquisition. In conjunction with the acquisition, approximately $ 24,726,000 of intangibles were recorded.

         On August 25, 1998, Area announced plans to merge with Peoples Bancorp of Winchester which is headquartered in Winchester, Kentucky. Peoples Bancorp of Winchester is the $145,000,000 of assets one-bank holding company for Peoples Commercial Bank. Area will issue approximately 1,300,000 shares of its common stock in conjunction with the merger. The merger is expected to close in the first quarter of 1999. This acquisition is intended to be accounted for as a pooling-of-interests; however, due to the relative size of Peoples Bancorp of Winchester's financial condition and results of operations to that of Area, the historical financial statements of Area will not be restated to reflect this combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         Area is a multi-bank holding company incorporated in Kentucky in 1976 and registered under the Bank Holding Company Act of 1956, as amended. On September 30, 1998, the Corporation had direct control of three affiliated commercial banks, indirect control of seven additional commercial banks through the ownership of holding companies and indirect control of one federal thrift through the ownership of a holding company, all of which are located in Kentucky. Of the banks controlled by Area, four are national banks, six are state banks and one is a federal thrift.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

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

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing and saving habits; (6) technological changes; (7) acquisitions; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Area and its subsidiaries must comply; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (11) changes in Area's organization, compensation and benefit plans; (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (13) the success of Area at managing the risks involved in the foregoing. Such forward-looking statements speak only as of the date on which such statements are made, and Area undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

A.       RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 1998 was $ 4,520,000 versus $4,789,000 in the same period of 1997. Diluted earnings per share were $0.28 compared to $0.30 for the same period in 1997. The decrease for the current quarter from the third quarter of 1997 was $269,000 or 5.6% for net income and $0.02 or 6.7% per diluted share. The reduced earnings during the quarter were largely the result of a decrease in net interest income (taxable equivalent basis) totaling $465,000 and an increase in non-interest expenses amounting to $571,000. This reduction in net income was off-set by a $596,000 reduction in the provision for loan losses. The increase in non-interest expenses was largely the result of merger-related expenses associated with the NationsBank acquisition (see note 7). Merger-related expenses incurred in the current quarter amounted to approximately $549,000 ($357,000 after-tax).

         Year-to-date earnings were $17,278,000 compared to $15,561,000 for the first three quarters of 1997. Diluted earnings per share totaled $1.09 for 1998 compared to $0.98 during 1997. The year-to-date increases were $1,717,000 or 11.0% for net income and $0.11 or 11.2% per diluted share. Earnings for the nine months ended September 30, 1998 reflected an increase in net interest income (taxable equivalent basis) of $169,000 or .3%, a reduction in the provision for loan losses totaling $1,168,000 or 48.4% as a result of the improved quality of the loan portfolio, an increase of $3,182,000 or 23.0% in non-interest income due in large part to the sale of the loan portfolio of ABC Credit Corporation (a wholly-owned consumer finance company) during the second quarter of 1998 for a pre-tax gain totaling $2,068,000 ($1,344,000 after-tax) and an increase of $1,442,000 or 3.1% in non-interest expenses. Excluding the $549,000 ($357,000 after-tax) of merger-related expenses discussed above, non-interest expenses would have increased $893,000 or 1.9%.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

A.       RESULTS OF OPERATIONS (CONTINUED)

         Return on average assets totaled 1.00% (annualized, excluding the $357,000 after-tax merger-related expenses) during the quarter ended September 30, 1998 and 1.17 % (annualized, excluding the $1,344,000 after-tax gain on the sale of ABC Credit Corporation's loan portfolio and the $357,000 after-tax merger-related expenses) for the first nine months of the year compared to 1.07% (annualized) and 1.19% (annualized) for the same periods in 1997. Return on average equity was 8.84% (annualized, excluding the $357,000 after-tax merger-related expenses) for the quarter ended September 30, 1998 and 10.45% (annualized, excluding the $1,344,000 after-tax gain on the sale of ABC Credit Corporation's loan portfolio and the $357,000 after-tax merger-related expenses) for the first nine months of the year versus 9.99% (annualized) and 11.51% (annualized) for similar periods during 1997.

         The following table provides selected operating data, per share data, selected ratios and average balances for the three and nine month periods ended September 30, 1998 and 1997:

         EXHIBIT 1: HIGHLIGHTS

         (Amounts in thousands, except percentages and per share data)

                                                       3 MONTHS ENDED SEPTEMBER 30               9 MONTHS ENDED SEPTEMBER 30
                                                    1998            1997        CHANGE         1998          1997         CHANGE
                                                   -------         -------      ------       --------      --------      -------
         OPERATING DATA
              Net income                           $ 4,520         $ 4,789      $ (269)      $ 17,278      $ 15,561      $ 1,717
              Net income (1)                         4,877           4,789           88        16,291        15,561          730
         PER SHARE DATA
              Basic earnings per share                0.29            0.31       (0.02)          1.11          1.02         0.09
              Basic earnings per share (1)            0.31            0.31          ---          1.04          0.99         0.05
              Diluted earnings per share              0.28            0.30       (0.02)          1.09          0.98         0.10
              Diluted earnings per share (1)          0.31            0.30         0.01          1.02          0.98         0.04
              Cash dividends per share                0.04            0.03        0.005          0.11           .09         .015
              Book value at September 30             14.24           12.18         2.06         14.24         12.18         2.06
              Market price at September 30           26.00           19.50         6.50         26.00         19.50         6.50
         SELECTED RATIOS AND DATA
              Return on assets                        .93%           1.07%       (.14%)         1.24%         1.19%         .05%
              Return on assets (1)                   1.00%           1.07%       (.07%)         1.17%         1.19%       (.02%)
              Return on equity                       8.19%           9.99%      (1.80%)        11.09%        11.51%       (.42%)
              Return on equity (1)                   8.84%           9.99%      (1.15%)        10.45%        11.51%      (1.06%)
              Efficiency ratio                      68.08%          64.92%        3.16%        62.13%        63.01%       (.88%)
              Efficiency ratio (1)                  65.84%          64.92%         .92%        63.12%        63.01%         .11%
              Net interest margin                    4.36%           4.78%       (.42%)         4.49%         4.81%       (.32%)
              Equity-to-assets                      10.89%          10.24%         .65%        10.89%        10.24%         .65%
              Reserve for loan losses to lns         1.63%           1.66%       (.03%)         1.63%         1.66%       (.03%)
              Reserve for loan losses to
                  nonperforming loans               823.4%          506.2%       317.2%        823.4%        506.2%       317.2%
              Nonperforming lns to total lns          .20%            .33%       (.13%)          .20%          .33%       (.13%)
         AVERAGE BALANCES
              Total assets                      $1,929,862      $1,782,643     $147,219    $1,866,412    $1,750,751     $115,661
              Earning assets                     1,795,460       1,676,197      119,263     1,755,546     1,639,743      115,803
              Shareholders' equity                 218,961         190,179       28,782       208,374       180,825       27,549

         (1) Excludes $1,344,000 after-tax ($2,068,000 pre-tax) gain on the sale of ABC Credit Corporation's loan portfolio which occurred in the second of quarter of 1998 and $357,000 after-tax ($549,000 pre-tax) merger-related expenses incurred in the third quarter of 1998.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

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

         (Amounts in thousands, except percentages and per share data)

                                                       3 MONTHS ENDED SEPTEMBER 30      9 MONTHS ENDED SEPTEMBER 30
                                                        1998      1997    CHANGE       1998       1997        CHANGE
                                                       ------    ------   ------     -------    --------     -------
         Net income                                    $4,520    $4,789   $ (269)    $17,278    $ 15,561     $ 1,717
         Add back:
              Goodwill amortization                       546       459       87       1,553       1,371         182
              Other intangible asset amortization         166       167       (1)        504         517         (13)
                                                       ------    ------   ------     -------    --------     -------
                 Total intangible asset amortization      712       626       86       2,057       1,888         169
         Less: Tax effect                                 106        58       48         224         181          43
                                                       ------    ------   ------     -------    --------     -------
         CASH BASED NET INCOME                         $5,126    $5,357   $ (231)    $19,111    $ 17,268     $ 1,843
                                                       ======    ======   ======     =======    ========     =======

         Per share data
              Cash based basic earnings per share      $ 0.33    $ 0.35   $(0.02)    $  1.22    $   1.13     $  0.09
              Cash based diluted earnings per share      0.32      0.34    (0.02)       1.20        1.09        0.11
         Performance ratios (annualized)
              Cash based return on tangible assets       1.07%     1.21%    (.14%)      1.38%       1.33%        .05%
              Cash based return on tangible equity      10.07%    12.32%   (2.25%)     13.37%      14.03%       (.66%)
              Cash based efficiency ratio               65.20%    62.40%    2.80%      59.43%      60.42%       (.99%)

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

         Net interest income, on a tax equivalent basis, decreased $465,000 or 2.3% to $19,725,000 during the quarter ended September 30, 1998. The net interest margin (which is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets) decreased from 4.78% during the quarter ended September 30, 1997 to 4.36% during the current quarter. This decrease was largely the result of a decrease in the average rate on earning assets from 8.62% in the third quarter of 1997 to 8.10% in the current quarter. A shift in the composition of earning assets from higher yielding loans to lower yielding investments, competitive pressures on loan pricing, a relatively flat yield curve and accelerated loan prepayments were primarily responsible for the decrease in the average rate on earning assets. As a partial off-set, the average rate on interest bearing liabilities decreased from 4.61% to 4.50%. These changes resulted in a decrease of .41% in the net interest spread for the current quarter versus the same period in 1997. For the nine months ended September 30, 1998, net interest income, on a tax equivalent basis, increased $169,000 or .3% to $59,160,000 over the same period in 1997. The net interest margin was 4.49% for the year-to-date period, a decrease of .32% from 4.81% recorded during the first nine months of 1997. The decrease in the net interest margin was the result of a decrease of .32% to 8.31% on the yield of earning assets during the current period and an increase of .03% to 4.59% in the rate paid on interest bearing liabilities.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

         NET INTEREST INCOME (CONTINUED)

         The following presents the components of net income on a taxable equivalent basis:

             CONDENSED STATEMENT OF INCOME-TAXABLE EQUIVALENT BASIS

                                                           THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                            1998        1997      CHANGE        1998         1997       CHANGE
                                                           -------     -------    ------      --------     --------     -------
         (Amounts in thousands, except per share data)
         Interest income                                   $35,622     $35,493     $ 129      $106,292     $103,331     $ 2,961
         Taxable-equivalent adjustment                       1,047         940       107         3,126        2,559         567
                                                           -------     -------     -----      --------     --------     -------
              Interest income-taxable equivalent            36,669      36,433       236       109,418      105,890       3,528
         Interest expense                                   16,944      16,243       701        50,258       46,899       3,359
                                                           -------     -------     -----      --------     --------     -------
              Net interest income-taxable equivalent        19,725      20,190      (465)       59,160       58,991         169
         Provision for loan losses                             534       1,130      (596)        1,247        2,415      (1,168)
         Non-interest income                                 4,805       4,654       151        17,010       13,828       3,182
         Non-interest expenses                              16,699      16,128       571        47,325       45,883       1,442
                                                           -------     -------     -----      --------     --------     -------
              Income before income taxes                     7,297       7,586      (289)       27,598       24,521       3,077
         Income taxes                                        1,730       1,857      (127)        7,194        6,401         793
         Taxable-equivalent adjustment                       1,047         940       107         3,126        2,559         567
                                                           -------     -------     -----      --------     --------     -------
                   NET INCOME                              $ 4,520     $ 4,789     $(269)     $ 17,278     $ 15,561     $ 1,717
                                                           =======     =======     =====      ========     ========     =======


         The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and nine months ended September 30, 1998 and 1997.

         (Amounts in thousands, except percentages)

                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30                            SEPTEMBER 30
                                                        1998           1997       CHANGE         1998          1997       CHANGE
                                                     ----------     ----------    --------    ----------    ----------    --------
         Average rate on earning assets (1)               8.10%          8.62%      (.52%)         8.31%         8.63%      (.32%)
         Average rate on interest
              bearing liabilities (1)                     4.50%          4.61%      (.11%)         4.59%         4.56%        .03%
         Net interest spread (1)                          3.60%          4.01%      (.41%)         3.72%         4.07%      (.35%)
         Net interest margin (1)                          4.36%          4.78%      (.42%)         4.49%         4.81%      (.32%)
         Average earning assets                      $1,795,460     $1,676,197    $119,263    $1,755,546    $1,639,743    $115,803
         Average interest bearing liabilities         1,493,575      1,397,501      96,074     1,460,494     1,376,550      83,944

         (1) Amounts annualized

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

         PROVISION FOR LOAN LOSSES (CONTINUED)

         An analysis of the changes in the allowance for loan losses and selected ratios follows:

         (Amounts in thousands, except percentages)                           THREE MONTHS ENDED SEPTEMBER 30
                                                                          1998               1997            CHANGE
                                                                      -----------         ----------        --------
         Balance, June 30                                             $    20,109         $   19,474        $    635
         Additions through acquisitions                                     1,137                 --           1,137
         Provision for loan losses                                            534              1,130            (596)
         Loan loss recoveries                                                 287                252              35
         Loans charged off                                                    493                840            (347)
                                                                      -----------         ----------        --------
         BALANCE, SEPTEMBER 30                                        $    21,574         $   20,016        $  1,558
                                                                      ===========         ==========        ========

         Average loans, net of unearned income                        $ 1,258,863         $1,201,043        $ 57,820
         Provision for loan losses to average loans (1)                       .17%               .38%           (.21%)
         Net loan charge-offs (recoveries) to average loans (1)               .07%               .20%           (.13%)
         Allowance for loan losses to end of period loans                    1.63%              1.66%           (.03%)
         Allowance for loan losses to nonperforming loans                   823.4%             506.2%          317.2%
         (1) Amounts annualized


         (Amounts in thousands, except percentages)                           NINE MONTHS ENDED SEPTEMBER 30
                                                                          1998               1997            CHANGE
                                                                      -----------         ----------        --------
         Balance, December 31                                         $    19,887         $   18,663        $  1,224
         Additions through acquisitions                                     1,137                 --           1,137
         Provision for loan losses                                          1,247              2,415          (1,168)
         Loan loss recoveries                                               1,126              1,263            (137)
         Loans charged off                                                  1,823              2,325            (502)
                                                                      -----------         ----------        --------
         BALANCE, SEPTEMBER 30                                        $    21,574         $   20,016        $  1,558
                                                                      ===========         ==========        ========

         Average loans, net of unearned income                        $ 1,215,728         $1,178,125        $ 37,603
         Provision for loan losses to average loans (1)                       .14%               .27%           (.13%)
         Net loan charge-offs (recoveries) to average loans (1)               .08%               .12%           (.04%)
         Allowance for loan losses to end of period loans                    1.63%              1.66%           (.03%)
         Allowance for loan losses to nonperforming loans                   823.4%             506.2%          317.2%

         (1) Amounts annualized

         The provision for loan losses decreased $596,000 or 52.7% to $534,000 for the quarter ended September 30, 1998 and decreased $1,168,000 or 48.4% to $1,247,000 during the nine months ended September 30, 1998 compared to the same periods last year. The decreases for both the three and nine month periods ended September 30, 1998 were primarily the result of a decrease in nonperforming assets from $5,440,000 on September 30, 1997 to $4,425,000 on September 30, 1998 and an overall improvement in the quality of the loan portfolio.

         The provision for loan losses as a percentage of average loans totaled .17% (annualized) for the quarter ended September 30, 1998 compared to .38% (annualized) for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, the provision for loan losses as a percentage of average loans decreased to .14% (annualized) from .27% (annualized) during the same period in 1997. These decreases reflected the continued improvement in the quality of loans as discussed more completely herein under "Asset Quality" on page 21.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

         PROVISION FOR LOAN LOSSES (CONTINUED)

         Net loan charge-offs (loan charge-offs less recoveries) to average loans decreased to .07% (annualized) for the quarter ended September 30, 1998 from .20% (annualized) for the quarter ended September 30, 1997, as a result of a reduced level of charge-offs and decreased to .08% for the nine months ended September 30, 1998 compared to .12% for the same period in 1997 due also to a reduced level of charge-offs.

         The allowance for loan losses was 1.63% of total loans on September 30, 1998, as compared to the December 31, 1997 level of 1.62% and 1.66% on September 30, 1997.

         NON-INTEREST INCOME

         The following table sets forth the components of non-interest income for the three and nine months ended September 30, 1998 and 1997:

         (Amounts in thousands, except percentages)
                                                         THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                                                            1998        1997     CHANGE        1998        1997        CHANGE
                                                          -------      ------    ------      -------     --------      ------
         Commissions and fees on fiduciary activities     $ 1,109      $1,109     $  --      $ 3,537     $  3,139      $  398
         Service charges on deposit accounts                1,943       1,715       228        5,469        4,999         470
         Other service charges, commissions and fees        1,371       1,113       258        4,661        3,794         867
         Security gains (losses), net                          (9)          1       (10)         116            8         108
         Gains on sales of loans (net)                        270         507      (237)       2,910        1,148       1,762
         Other income                                         121         209       (88)         317         (423)
                                                          -------      ------     -----      -------     --------      ------
             TOTAL                                        $ 4,805      $4,654     $ 151      $17,010     $ 13,828      $3,182
                                                          =======      ======     =====      =======     ========      ======

         Non-interest income totaled $4,805,000 and $17,010,000 for the three and nine month periods ended September 30, 1998. These amounts represent increases of $151,000 or 3.2 % for the current quarter and $3,182,000 or 23.0% for the nine months ended September 30, 1998, when compared to 1997 period totals. Commissions and fees on fiduciary activities remained unchanged at $1,109,000 in the third quarter of 1998 and increased $398,000 or 12.7% to $3,537,000 for the nine month period largely as a result of increases in the value of assets managed and successful new business development efforts. Service charges on deposit accounts increased $228,000 or 13.3 % to $1,943,000 and $470,000 or 9.4 % to $5,469,000 respectively, for the three and nine months ended September 30, 1998, when compared to similar period totals in 1997, due primarily to increases in deposits subject to service charges. Other service charges, commissions and fees totaled $1,371,000 and $4,661,000 for the third quarter of 1998 and year-to-date periods ended September 30, 1998. The increases were $258,000 or 23.2% and $867,000 or 22.9% respectively, for the three and nine month periods ended September 30, 1998. The increases for the quarter and year-to-date periods were largely the result of newly implemented fees on ATM usage, loan servicing fees and fees earned on outsourcing official checks. Securities gains (net) totaled $116,000 for the nine months ended September 30, 1998 compared to $8,000 for the first nine months of 1997. Gains on sales of loans decreased $237,000 to $270,000 and increased $1,762,000 to $2,910,000 for the three and nine month periods ended September 30, 1998. Gains on sales of loans for the nine months ended September 30, 1998 were favorably impacted by a gain totaling $2,068,000 from the sale during the second quarter of 1998 of ABC Credit Corporation's loan portfolio (ABC Credit Corporation is a wholly-owned consumer finance subsidiary of Area). The sale of ABC Credit Corporation's loan portfolio, which totaled approximately $11,500,000 of consumer loans, is not expected to impact the future earnings of Area. Other income totaled $121,000 during the three months ended September 30, 1998 and $317,000 for the nine months ended September 30, 1998. These amounts represent decreases of $88,000 or 42.1% and $423,000 or 57.2 %, respectively. The decreases for both the quarter and year-to-date periods were primarily the result of a decrease in mortgage acquisition income.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

         NON-INTEREST EXPENSES

         The following table sets forth the components of non-interest expenses for the three and nine months ended September 30, 1998 and 1997:

         (Amounts in thousands, except percentages)
                                                THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                  1998        1997      CHANGE       1998        1997       CHANGE
                                                 -------     -------    ------      -------     -------     -------
         Salaries and employee benefits          $ 8,078     $ 7,534     $ 544      $23,179     $21,874     $ 1,305
         Net occupancy expenses                    1,097       1,057        40        2,913       3,020        (107)
         Furniture and equipment expense           1,167       1,202       (35)       3,208       3,328        (120)
         Federal deposit insurance                    62          62        --          217         166          51
         Data processing expense                     936         860        76        2,797       2,383         414
         Advertising and community relations         777         751        26        2,094       2,071          23
         Insurance and taxes                         584         495        89        1,763       1,806         (43)
         Professional fees                           807         931      (124)       2,308       2,072         236
         Amortization of intangibles                 705         626        79        2,057       1,888         169
         Other                                     2,486       2,610      (124)       6,789       7,275        (486)
                                                 -------     -------     -----      -------     -------     -------
              TOTAL                              $16,699     $16,128     $ 571      $47,325     $45,883     $ 1,442
                                                 =======     =======     =====      =======     =======     =======

         Non-interest expenses totaled $16,699,000 and $47,325,000 for the three and nine month periods ended September 30, 1998. These amounts represent increases of $571,000 or 3.5% for the current quarter and $1,442,000 or 3.1% for the nine months ended September 30, 1998, when compared to 1997 period totals. Included with these non-interest expense totals is approximately $549,000 ($424,000 of severance payments and $125,000 of other expenses) related to the acquisition of NationsBank of Kentucky, N.A. (see note 7) which were incurred during the third quarter of 1998. Excluding these one-time expenses, non-interest expenses would have totaled $16,150,000 and $46,776,000 for the three and nine month periods ended September 30, 1998. The increases in non-interest expenses would have been $22,000 or .1% during the current quarter and $893,000 or 1.9% for the nine months ended September 30, 1998. In the following discussion of non-interest expenses, detail totals for the three and nine month periods ended September 30, 1998 have not been adjusted (reduced) to reflect the acquisition of NationsBank of Kentucky, N.A. (see note 7). Salaries and employee benefits increased $544,000 or 7.2% to $8,078,000 in the third quarter of 1998 largely as a result of the severance payments discussed above and increased $1,305,000 or 6.0% to $23,179,000 for the nine month period as a result of merit increases and severance benefits noted above. Net occupancy expenses increased $40,000 or 3.8% to $1,097,000 and decreased $107,000 or 3.5% to $2,913,000 respectively, for the three and nine months ended September 30, 1998, when compared to similar period totals in 1997. The decrease for the nine month period was the result of reduced amounts of depreciation. Furniture and equipment expenses totaled $1,167,000 and $3,208,000 for the third quarter of 1998 and year-to-date period ended September 30, 1998. The decreases were $35,000 or 2.9% and $120,000 or 3.6% respectively, for the three and nine-month periods ended September 30, 1998 and occurred largely as a result of a reduced level of repairs and maintenance. Data processing expenses totaled $936,000 during the current quarter compared to $860,000 for the same period in 1997 while totaling $2,797,000 for the nine months ended September 30, 1998 compared to $2,383,000 for the same period in 1997. The increases, $76,000 or 8.8% and $414,000 or 17.4% for the quarter and year-to-date periods, were largely the result of continued enhancements to Area's data processing capabilities and expenses associated with modifying computer application systems for the year 2000. Advertising and community relations increased $26,000 or 3.5% to $777,000 for the current quarter and $23,000 or 1.1% to $2,094,000 for the nine months ended September 30, 1998 when compared to the same periods in 1997. Professional fees totaled $2,308,000 for the nine months ended September 30, 1998 compared to $2,072,000 for the same period in 1997. The increase was $236,000 or 11.4% and was primarily the result of professional fees incurred due to acquisitions. Other expenses totaled $2,486,000 during the current quarter compared to $2,610,000 for the same period in 1997 and $6,789,000 for the nine months ended September 30, 1998 compared to $7,275,000 for the first three quarters of 1997. The decreases were $124,000 or 4.8% and $486,000 or 6.7% for the quarter and year-to-date periods, respectively. A reduced level of stationery and printing expenses associated with the Cardinal Bancshares merger was largely responsible for these declines.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

         INCOME TAX EXPENSE

         Income tax expense totaled $1,730,000 and $7,194,000 for the three and nine-month periods ended September 30, 1998 compared to $1,857,000 and $6,401,000 for the same periods in 1997. The reduced level of income tax expense for the current three month period was the result of a lower pre-tax income and higher tax exempt interest. The increased amount of income tax expense for the year-to-date period was the result of a higher level of pretax income. The effective tax rate was 27.7% and 29.4% for the three and nine month periods ended September 30, 1998 compared to 27.9% and 29.1% for the same periods of 1997, respectively. The effective tax rate differs from the marginal income tax rate of 35% in both 1998 and 1997, primarily as a result of tax-exempt income and amortization of goodwill.

         YEAR 2000

         What is commonly referred to as "Year 2000 or Y2K" presents potential problems that have received much publicity and may effect many computer systems currently in use. In these cases, the computer systems record years in a two-digit format which may lead to misinterpretation between year 2000 and year 1900. The result could lead to, among other things, business interruptions and errors in computations that use dates. The potential costs and uncertainties associated with Year 2000 will depend not only on the computer hardware and software currently in use at a specific company, but also the degree to which that company's suppliers and customers have addressed their individual Year 2000 issues.

         In August 1997 management established a formal program to address Year 2000 issues. The program is comprised of five phases: 1) awareness; 2) assessment; 3) remediation; 4) testing; and 5) validation. As of September 30, 1998, phases 1 and 2 are complete and phase 3 is virtually complete. Phase 4, testing, has recently begun and is scheduled for completion by March 31, 1999. The validation process, phase 5, will be started during the fourth quarter of 1998. It is anticipated that phase 5 will be completed by June 30, 1999. An independent consultant will assist management in conducting the testing and validation phases. The following table presents each phase and its estimated percentage completion along with the estimated percentage completion on December 31, 1998 and December 31, 1999:

                MANAGEMENT ESTABLISHED YEAR 2000 FORMAL PROGRAM

                                                             PERCENT COMPLETE
              PHASE     DESCRIPTION        9-30-98 (ACTUAL)    12-31-98 (EST)   12-31-99 (EST)
              -----     -----------        ----------------    --------------   --------------
                1       Awareness                100%               100%              100%
                2       Assessment               100%               100%              100%
                3       Remediation               75%                90%              100%
                4       Testing                   25%                75%              100%
                5       Validation                 0%                20%              100%


           Approximately 90% of existing personal computers company-wide will be replaced. The primary reason for replacement of the existing personal computers will be to enable the installation of a wide area network. The vendor represents that the new personal computers will be Year 2000 ready. Approximately 75% of current software is Year 2000 ready with the remaining 25% scheduled to be replaced/upgraded by year-end 1998. No other information technology projects have been deferred as a result of Year 2000 expenditures.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

         YEAR 2000 (CONTINUED)

         Area has reviewed Year 2000 issues with its major business relationships, defined as those which may have a significant financial and/or operational impact on Area. Included with this review have been customers, vendors, counterparties, other non-Area banks, utilities and various intermediaries (collectively referred to as "third parties"). Area has determined that there are two primary sources of third party risks that may result in financial losses to Area. The first is loan customers (primarily business related) of Area's affiliated banks that may experience financial difficulties as a result of not being Year 2000 compliant. The potential could exist for loan defaults. Major borrowers have been reviewed using a Year 2000 credit risk assessment and no material issues were noted. The other third party risk is from Area's vendors. All mission-critical vendors have been contacted and have indicated that they will be Year 2000 ready by December 31, 1998. The third parties that have been determined as not significant sources of risk are requested to certify as to their Year 2000 readiness. In addition to obtaining Year 2000 certification regarding equipment and services, Area will test such equipment and services for Year 2000 readiness. Testing completed so far has not identified material Year 2000 risks associated with these third parties.

         Total costs to date, which includes consultants, software and hardware, have been approximately $2,000,000. Management estimates that the remaining costs to ensure Year 2000 readiness should not exceed $1,600,000. A significant portion of these costs are not incremental, but represent the redeployment of existing staff and information technology. Additionally, approximately $2,000,000 of the estimated total costs of $3,600,000 are for capital items that will be depreciated over their useful lives.

         Management is currently completing a detailed contingency plan which will address the most reasonably likely case scenarios. The plan will be completed during the fourth quarter of 1998.

         Currently Area does not anticipate a material business interruption as a result of Year 2000 and does not expect costs to exceed those discussed above, however there could be additional risks associated with Year 2000 issues that are not currently apparent. Such risks could have a material adverse impact on Area and may cause, among other things, broad-based system failures, errors in computations using dates and inability to reconcile internal customer records. Moreover, the failure of Area's third parties, as defined above, to become Year 2000 ready could result in a material financial risk to Area. If these risks materialize, Area could experience business interruptions, adverse action from regulatory authorities, legal liability, significant financial losses and damage to Area's public relations resulting in lost future business.

B.       FINANCIAL POSITION

         Total assets increased $143,966,000 or 7.6% to $2,045,415,000 from
         December 31, 1997 and increased $196,471,000 or 10.6% from September 30, 1997. Excluding the acquisition of NationsBank of Kentucky, N.A. (see note 7), assets grew approximately $11,000,000 or .6% from year-end and increased approximately $63,000,000 or 3.4% since September 30, 1997. Assets averaged $1,929,862,000 in the quarter ended September 30, 1998 compared to $1,782,643,000 during the same period in 1997. The growth was $147,219,000 or 8.3%. Earning assets totaled $1,894,351,000 on September 30, 1998, an increase of $128,863,000 or
         7.3% over December 31, 1997 and $164,643,000 or 9.5% over September 30, 1997.

         SHORT-TERM INVESTMENTS AND SECURITIES

         Short-term investments, which include interest-bearing deposits with banks and federal funds sold totaled $12,103,000 on September 30, 1998, an increase of $6,299,000 from year-end balances of $5,804,000 and a decrease of $9,824,000 from September 30, 1997. The change from year-end was largely the result of an increase in federal funds sold totaling $4,000,000.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

         SHORT-TERM INVESTMENTS AND SECURITIES (CONTINUED)

         Securities represent 28.0 % of earning assets. They totaled $530,094,000 on September 30, 1998, an increase of $70,770,000 or 15.4%
         from December 31, 1997 balances and $95,867,000 or 22.1% from September 30, 1997. The change for the first nine months of 1998 partially reflects the reclassification of trading account securities into available for sale. The held-to-maturity and available-for-sale portfolios as of September 30, 1998 consisted of 54.7% in U.S. and other government agency securities, 11.7% in mortgage-backed securities, 25.1% in state and municipal securities and 8.5% in equity and other securities. The comparable distributions at December 31, 1997 were 50.8%, 12.3%, 29.1% and 7.8%.

         LOANS

         Loans, including loans held for sale increased $97,037,000 or 7.8% to $1,334,161,000 during the nine months ended September 30, 1998 and $123,770,000 or 10.2% from September 30, 1997. Excluding the acquisition of NationsBank of Kentucky, N.A. (see note 7), loans grew approximately $13,000,000 or 1.1% during the first nine months of 1998 and approximately $40,000,000 or 3.3% from September 30, 1997. Loans, including loans held for sale, represent the largest category of earning assets, comprising 70.4 % of earning assets as of September 30, 1998, 70.8% as of December 31, 1997 and 70.1% as of September 30, 1997.

         The following table presents the major categories of loans (including loans held for sale):

         (Amounts in thousands)
                                                 SEPTEMBER 30   DECEMBER 31    SEPTEMBER 30
                                                     1998           1997           1997
         Commercial                               $  409,854     $  357,133     $  319,998
         Real estate                                 730,412        670,642        671,783
         Consumer installment and other loans        193,895        209,349        218,610
                                                  ----------     ----------     ----------
         Total                                    $1,334,161     $1,237,124     $1,210,391
                                                  ==========     ==========     ==========

         DEPOSITS

         Deposits totaled $1,587,020,000 on September 30, 1998, an increase of $153,888,000 or 10.7% from December 31, 1997 and $190,350,000 or 13.6%
         since September 30, 1997. Excluding the acquisition of NationsBank of Kentucky, N.A. (see note 7), deposits grew approximately $41,000,000 or 2.9% for the year-to-date period and approximately $77,000,000 or 5.5% from September 30, 1997. Non-interest-bearing deposits grew $8,054,000 or 4.1% to $204,830,000 from year-end totals, while interest-bearing deposits increased $145,834,000 or 11.8% to $1,382,190,000 during the period. Average deposits increased $96,872,000 or 7.0% in the nine months ended September 30, 1998 compared to the same period in 1997. Average non-interest bearing deposits increased $497,000 or .3% during the first three quarters compared to the same period last year while average interest bearing deposits increased $97,369,000 or 8.1%.

         BORROWED FUNDS

         Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings decreased by $40,526,000 or 16.0% to $212,340,000 from $252,866,000 on December
         31, 1997 while decreasing $29,640,000 or 12.2% from September 30, 1997.
         Repayment of Federal Home Loan Bank advances accounted for substantially all of the year-to-date decrease. Funds for this reduction were obtained from deposit growth that was not invested in loans or securities.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

         CAPITAL RESOURCES

         Shareholders' equity totaled $222,722,000 at September 30, 1998, an increase of $26,173,000 or 13.3% from December 31, 1997 and $33,309,000 or 17.6% since September 30, 1997. Out of net income of $17,278,000 during the first nine months of 1998, $15,560,000 was retained after paying dividends to shareholders of $1,718,000. Accumulated other comprehensive income was $21,051,000 at September 30, 1998, compared to $11,508,000 at year-end 1997 and $9,733,000 as of September 30, 1997.
         An increase in unrealized gains on equity securities was largely responsible for the increase in accumulated other comprehensive income.

         The shareholders' equity-to-asset ratio was 10.89% at September 30, 1998 compared to 10.34% on December 31, 1997 and 10.24% as of September 30, 1997.

         Book value per share was $14.24, $12.62 and $12.18 at September 30, 1998, December 31, 1997 and September 30, 1997, respectively.

         A summary of the regulatory capital ratios are shown below:

                                                                                             REGULATORY CAPITAL REQUIREMENTS
                                                   SEPTEMBER 30          DECEMBER 31            WELL               MINIMUM
                                                       1998                 1997             CAPITALIZED           REQUIRED
                                                       ----                 ----             -----------           --------
         Leverage Ratio                               8.71%                 9.54%               5.00%               4.00%
         Tier I Risk Based Capital Ratio             12.09%                13.24%               6.00%               4.00%
         Total Risk Based Capital Ratio              13.35%                14.50%              10.00%               8.00%

         ASSET QUALITY

         At September 30, 1998, the allowance for loan losses was $21,574,000 or 1.63% of quarter end loans, as compared to 1.62% of loans at December 31, 1997 and 1.66% as of September 30, 1997. The ratio of the allowance for loan losses to non-performing assets increased to 487.5% at September 30, 1998, compared with 371.9% at December 31, 1997 as a result of an increase in the allowance for loan losses and a reduction in total nonperforming assets. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Currently, year-to-date net charge-offs (loan charge-offs less recoveries) are at .08% (annualized) of average year-to-date loans compared to .12% (annualized) during the same period in 1997.

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

         The allocation of the allowance for loan losses is an estimate of the portion which will be used to cover future charge-offs in each loan category, but does not preclude any portion of the allowance allocated to one type of loan from being used to cushion losses of another loan type. This allocation is determined by the estimated loss within each loan pool as well as any specific allocations that may be assigned to specific loans within the same portfolio section with the remainder being assigned to the unallocated category.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

         ASSET QUALITY (CONTINUED)

         The following schedule shows the dollar amount of assets at September 30, 1998, December 31, 1997 and September 30, 1997, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing and other real estate and in-substance foreclosures:

                                                                    SEPTEMBER 30       DECEMBER 31        SEPTEMBER 30
         (In thousands)                                                 1998              1997              1997
                                                                       ------            ------            ------
         Nonaccrual loans                                              $1,664            $2,173            $2,220
         Loans contractually past due 90 days or more as to
              interest or principal and still accruing                    956             1,789             1,734
                                                                       ------            ------            ------
              TOTAL NONPERFORMING AND RESTRUCTURED LOANS                2,620             3,962             3,954
         Other real estate owned                                        1,805             1,386             1,486
                                                                       ------            ------            ------
              TOTAL NONPERFORMING ASSETS                               $4,425            $5,348            $5,440
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

         As of September 30, 1998, 77.6% of total assets were funded by core deposits while 10.4% were funded with secondary sources of liquidity discussed above, compared to 75.4% and 13.3%, respectively, as of December 31, 1997.

         The net loan-to-deposit ratio decreased from 84.3% on December 31, 1997 to 82.2% on September 30, 1998 as a result of an increase in total deposits exceeding the increase in loans during the period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Area's September 30, 1998 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in the Area's exposure to interest rate changes since December 31, 1997. The table below illustrates the simulation analysis of the impact of a 50 (.50%) and 100 (1.00%) basis point upward and downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from September 30, 1998 levels, and remained constant at those levels thereafter:

         INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
         (In thousands, except per share data)

                                                                           CHANGE IN INTEREST RATES FROM SEPTEMBER 30, 1998 RATES
                                                                                    INCREASE                        DECREASE
         SIMULATED PRE-TAX IMPACT IN THE NEXT 12 MONTHS                      +100BP          +50BP          -50BP           -100BP
                                                                            -------        -------          -----           ------
         Net interest income (taxable equivalent) increase (decrease)       $(2,753)       $(1,396)          $516            $950
         Net income per share-basic increase (decrease)                     $ (0.11)       $ (0.06)          0.02            0.04
         Net income per share-diluted increase (decrease)                   $ (0.17)       $ (0.09)          0.03            0.04

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings
                  Not applicable.

         Item 2.  Changes in Securities
                  Not applicable.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

           Item 3.  Defaults Upon Senior Securities
                    Not applicable.

           Item 4. Submission of Matters To a Vote of Security Holders Not applicable

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

                     3.2(9)        Bylaws of the Registrant, as amended

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

                     10.7(4)* Cardinal Bancshares, Inc. 1992 First Federal Savings Bank Restricted Stock Option Plan

                     10.8(7)* Cardinal Bancshares, Inc. 1993 Mutual Federal Savings Bank Restricted Stock Option Plan

                     10.9(7)* Amendment Number 1 to Cardinal Bancshares, Inc. 1992 Limited Stock Option Plan

                     10.10(6)*     Cardinal Bancshares, Inc. VST Financial
                                   Services, Inc. Restricted Stock Plan and
                                   Escrow Agreement

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997

           Item 6. Exhibits and Reports on Form 8-K (continued)

                     (7) Incorporated by reference to the exhibit filed with Cardinal's Registration Statement on Form SB-2 (File No. 33-60796).

                     (8) Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993 (File No. 0-20494).

                     (9) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-4 (333-65803).

-        The indicated exhibit is a compensatory plan or arrangement.

                        b) A report on Form 8-K dated September 21, 1998 was
                           filed with the United States Securities and Exchange Commission and reported the following information under "Item 5-Other Events":

                           On August 25, 1998, Area Bancshares Corporation ("Area") and Peoples Bancorp of Winchester, Inc. ("Peoples") signed a definitive agreement that provides for the combination of Peoples and Area.

                           Area will exchange 17.33 shares of its common stock for each share of Peoples common stock. Based on Area's closing price of $29.50 per share on August 21, 1998, and Peoples total outstanding shares, the transaction would be valued at approximately $38,500,000 and the exchange value of Peoples stock would be $511.24 per share. The total purchase price would be 2.80 times Peoples June 30, 1998, book value. The combination, which is expected to be accounted for as a pooling of interests, is expected to be consummated during the first quarter of 1999, pending Peoples shareholder approval, regulatory approval and other customary conditions of closing.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       AREA BANCSHARES CORPORATION



Date:    November 10, 1998             By: /S/ Thomas R. Brumley
       ------------------------            -------------------------------------
                                           Thomas R. Brumley
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:    November 10, 1998             By: /S/ John A. Ray
       ------------------------            -------------------------------------
                                           John A. Ray
                                           Executive Vice President,
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date:    November 10, 1998             By:  /S/ Gary R. White
       ------------------------            -------------------------------------
                                           Gary R. White
                                           Vice President, Controller
                                           (Principal Accounting Officer)