Form 10-K405
period 1998-12-31
AREA BANCSHARES CORP
filed 1999-03-29
CIK 357191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

(x) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1998

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from __________ to __________.

                         Commission file number 0-26032.

                           AREA BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

                          Kentucky                                                        61-0902343
(State or other jurisdiction of incorporation or organization)                  (IRS Employer Identification Number)

                   230 Frederica Street
                       Owensboro, KY                                                       42301
          (Address of Principal Executive Office)                                        (Zip Code)

Registrant's telephone number, including area code:  (502) 926-3232

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 12, 1999 was $264,328,000, (based upon reports of beneficial ownership that approximately 57.9% of the shares are so owned by nonaffiliates).

The number of shares outstanding of the Registrant's common stock as of March 12, 1999:

       16,972,552 Shares Common Stock, No Par Value

                                TABLE OF CONTENTS


                                                                                                 Page
                                    PART I
ITEM 1.     BUSINESS
         (A)  General Description                                                                  4
         (B)  Affiliated Banks                                                                     4
         (C)  Bank-Related Subsidiaries and Affiliates                                             5
         (D)  Executive Officers of the Registrant                                                 6
         (E)  Employees                                                                            7
         (F)  Supervision and Regulation                                                           7
         (G)  Governmental Monetary Policy                                                        10
         (H)  Economic Conditions                                                                 10
         (I)  Competition                                                                         11
         (J)  Statistical Disclosure                                                              12

         ITEM 2.     PROPERTIES                                                                   13
         ITEM 3.     LEGAL PROCEEDINGS                                                            14
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          14

                                     PART II

         ITEM 5.     MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS                                                          15
         ITEM 6.     SELECTED FINANCIAL DATA                                                      15
         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION  AND RESULTS OF OPERATIONS                                         15
         ITEM 7a.    MARKET RISK                                                                  15
         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                  15
         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING  AND FINANCIAL DISCLOSURE                                         15

                                    PART III

         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                           15

                                                                                                 Page
         ITEM 11.     EXECUTIVE COMPENSATION                                                      15

         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT                                                                  15

         ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                              16


                                    PART IV

         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                      ON FORM 8-K                                                                 16

PART I

Item 1.  BUSINESS

(A)      GENERAL DESCRIPTION

         Area Bancshares Corporation ("Area" or the "Corporation") a multi-bank holding company was incorporated in Kentucky in 1976 and is registered under the Bank Holding Company Act of 1956, as amended. On December 31, 1998, Area owned 12 financial institutions, all located in Kentucky. Four are national banks, seven are state banks, and one is a federal thrift (collectively referred to as "banks" or "affiliated banks").

         The affiliated banks provide a wide range of financial services, such as accepting demand and time deposits; providing checking and money market accounts; making commercial, consumer and mortgage loans; issuing and servicing credit cards; leasing; issuing credit life, accident and health, and property and casualty insurance; providing trust services for personal and corporate customers; providing safe deposit facilities; and providing alternative investments and brokerage services. Area has six active non-active bank affiliates that provide services incidental to Area's operations.

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

         During August 1998, Area acquired NationsBank of Kentucky, N.A., a wholly-owned subsidiary of NationsBank Corporation.

         On August 25, 1998, Area announced plans to merge with Peoples Bancorp of Winchester which is headquartered in Winchester, Kentucky. Peoples Bancorp is a one-bank holding company for Peoples Commercial Bank. Area and Peoples Bancorp completed their merger in January, 1999.

(B)      AFFILIATED BANKS

         The twelve affiliated banks had 64 banking locations at December 31, 1998. These banks serve both agricultural and metropolitan areas. The location and certain other information about the affiliated banks are given below:

                                                      December 31, 1998
         Affiliated Banks                             Total Assets (000)
         ----------------                             ------------------
         Alliance Bank, FSB                              $184,258
         124 N. Main Street
         Somerset, Kentucky 42501

         Bowling Green Bank and Trust Company, N.A        190,333
         1820 Scottsville Road
         Bowling Green, Kentucky 42103

         Broadway Bank &Trust                               4,676
         1601 Broadway
         Paducah, Kentucky 42001

                                                      December 31, 1998
         Affiliated Banks                             Total Assets (000)
         ----------------                             ------------------
         Citizens Deposit Bank                           $ 42,212
         100 Main Street
         Calhoun, Kentucky 42327

         First City Bank and Trust Company                418,229
         1002 South Virginia Street
         Hopkinsville, Kentucky 42240

         First & Peoples Bank                              53,673
         110 E. Main Street
         Springfield, Kentucky 40069

         HNB Bank, N.A                                    190,393
         101 N. Main Street
         Harlan, Kentucky 40831

         Jefferson Banking Company                         95,514
         4201 Shelbyville Road
         Louisville, Kentucky 40207

         The New Farmers National Bank of Glasgow         167,981
         701 Columbia, Box 248
         Glasgow, Kentucky 42142

         The Owensboro National Bank                      525,637
         230 Frederica Street
         Owensboro, Kentucky 42301

         Southern Deposit Bank                             75,293
         102 West Park Square, Box 130
         Russellville, Kentucky 42276

         The Vine Street Trust Company                    218,182
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

         During April 1992, VST Financial Services, Inc. was formed as a wholly-owned subsidiary of The Vine Street Trust Company for the purpose of originating and facilitating the processing of loans guaranteed by the Small Business Administration.

         On April 20, 1994, ABC Credit Corporation ("ABC Credit") was formed as a nonbank subsidiary of First City Bank and Trust Company. Substantially all of the assets of ABC Credit were sold during the second quarter of 1998. ABC Credit operated as a consumer finance company under the Kentucky Consumer Loan Company Act, K.R.S. 288.410 et seq.

         ONB Investment Services, Inc. (formally known as Ixtlan Holdings, Inc.) was formed on August 26, 1994 as a nonbank subsidiary of The Owensboro National Bank. This company is no longer active.

(D)      EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of the executive officers of the Corporation as of March 15, 1999, their positions with the Corporation on that date, the period during which the executive officers have served and the other positions held by them with the Corporation's affiliated banks and subsidiaries during the past five years are set forth below:

                                                Parent Company              Position
     Name and Address           Age                Position                 Commenced               Other Positions
     ----------------           ---                --------                 ---------               ---------------
Thomas R. Brumley               60                President,                  1990               President and CEO of
Owensboro, Kentucky                         Chief Executive Officer                             The Owensboro National
                                                 and Director             Director-1996         Bank from 1983 to 1990

Edward F. Johnson               63          Senior Vice President,            1987            First Senior Vice President
Owensboro, Kentucky                               Operations                                       of The Owensboro
                                                                                                     National Bank

Donald A. Leibee                54          Senior Vice President,            1990             First Vice President and
Owensboro, Kentucky                           Loan Administration                              Chief Lending Officer of
                                                                                                The Owensboro National
                                                                                                Bank from 1984 to 1990

John S. Penn                    47          Executive Vice President          1997            President and Chief Executive
Lexington, Kentucky                               and Director                                   Officer of Cardinal
                                                                                              Bancshares, Inc. from 1996
                                                                                                to 1997 and President and
                                                                                               Chief Operating Officer of
                                                                                             Cardinal Bancshares, Inc. from
                                                                                                     1987 to 1996.

Timothy O. Shelburne            42          Senior Vice President,            1995           Vice President and Compliance
Owensboro, Kentucky                             General Counsel                                Officer for The Owensboro
                                                                                                  National Bank from
                                                                                                     1993 to 1994

John A. Ray                     43         Executive Vice President-          1998             President and CEO of The
Owensboro, Kentucky                         Chief Financial Officer                             Owensboro National Bank
                                                                                            from 1997 to 1998.  First Senior
                                                                                               Vice President of Finance
                                                                                               of The Owensboro National
                                                                                                Bank from 1993 to 1994

(E)      EMPLOYEES

         On December 31, 1998, the Corporation had 718 full-time employees and 186 part-time employees. The employees of the Corporation are not represented by unions. The relationship between management and employees of the Corporation is considered good.

(F)      SUPERVISION AND REGULATION

Company Regulation

         The Corporation is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act") and is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). In addition, the Corporation is subject to the provisions of Kentucky's banking laws regulating bank acquisitions and certain activities of controlling bank shareholders. The regulatory provisions discussed below are intended and designed for the protection of depositors in the Corporation's subsidiary banks, and are not for the protection of shareholders.

         As a bank holding company, the Corporation is required to file an annual report with the Federal Reserve and such additional information as the Federal Reserve may require. The Federal Reserve and the Kentucky Department of Financial Institutions (the "Kentucky Department") may also conduct examinations of the Corporation to determine whether it is in compliance with applicable Federal and Kentucky banking laws and regulations.

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

         Area and any other bank holding company located in Kentucky may now acquire a bank located in another state, and any bank holding company located outside of Kentucky may acquire a Kentucky-based bank, regardless of state laws to the contrary. In either case, deposit-percentage limits, aging requirements, and other restrictions apply. National and state-chartered banks may branch across state lines by acquiring banks in other states.

         The Federal Bank Holding Company Act further provides that the Federal Reserve will not approve any acquisition, merger or consolidation which would result in a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interests in meeting the convenience and needs of the community to be served.

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

Bank Regulation

         The national banks are subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and by the Federal Deposit Insurance Corporation (the "FDIC"). The Kentucky state banks are subject to regulation and examination by the Kentucky Department of Financial Institutions and by the FDIC. The federal thrift is subject to regulation, supervision and examination by the Office of Thrift Supervision. Effective January 1999 the federal thrift was converted to a state chartered bank.

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

Capital Adequacy

         The Corporation and its subsidiary banks are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of its banking subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of total capital must consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1996, the Corporation's consolidated total risk-based capital ratio and its Tier 1 risk-based capital ratio (i.e., the ratio of Tier 1 capital to risk-weighted assets) were 13.08% and 11.82%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 1996 was 8.29%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a tangible Tier 1 capital leverage ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Support of Subsidiary Institutions

         Under Federal Reserve policy, the Corporation is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Corporation may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the banking subsidiaries. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC, in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Corporation are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Corporation's investment in its other subsidiary depository institutions.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1971 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, relating to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized depository institution in the same manner as it treats a significantly undercapitalized institution, if it determines that those actions are necessary.

         At December 31, 1998, the Corporation and each of the affiliated banks had the requisite capital levels to qualify as well-capitalized.

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

         The subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal regulator to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. All of the Corporation's subsidiary banks have CRA ratings of satisfactory or above.

         Other areas subject to regulations by federal and state authorities include reserves, deposits, investments, loans, mergers, issuance of securities, establishment of branches and other various aspects of operations

(G)      GOVERNMENTAL MONETARY POLICY

         The Corporation's earnings are affected by the policies of regulatory authorities, including the Federal Reserve. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Corporation. The Corporation cannot predict what the future policies of the Federal Reserve will be, nor their effect on its future earnings.

(H)      ECONOMIC CONDITIONS

         The twelve affiliated banks operate in seven separate Western Kentucky counties and five separate Eastern Kentucky counties.

         The local economies that each of the banks operate in are currently expanding. During 1998, the unemployment rate in the markets served by the affiliated banks has fallen. The local agricultural economies have been strong; however, lower agricultural prices in late 1998 may prove stressful. The manufacturing economies are expanding with several manufacturing plants in each banking area expanding and adding employees. The housing market is strong in all the banking areas with demand out-stripping supply in several markets.

(I)      COMPETITION

         The banking business in Kentucky is highly competitive and the affiliated banks compete not only with banks and thrifts, but with finance and personal loan companies, credit unions, and other financial institutions which are active in the affiliated banks' markets. In addition, the affiliated banks compete for customer funds with other investment alternatives available through investment brokers, insurance companies, finance companies and other institutions.

         Listed below is each affiliated bank, its county of operations, the total deposits of that county, the deposits of the affiliated bank, and the percentage of the county's deposits that each affiliated bank controls. The total deposits within the county include all FDIC insured institutions. The information is for June 30, 1998 and was provided by the Federal Deposit Insurance Corporation.

                                                                                                        Affiliated
          Affiliated                                   Total                   Affiliated              Bank Percent
             Bank                 County        County Deposits (000)       Bank Deposits (000)          of Total
             ----                 ------        ---------------------       -------------------          --------
Alliance Bank, FSB                Pulaski            $  673,558                 $169,563                   25.17%
124 N. Main Street
Somerset, KY 42501

Bowling Green Bank                 Warren             1,126,393                  154,544                   13.72%
and Trust Company, N.A
1820 Scottsville Road
Bowling Green, KY 42103

Broadway Bank & Trust             McCraken            1,100,526                        0                       0%
1601 Broadway
Paducah, Ky 42001
(Opened October 1998)

Citizens Deposit Bank              McLean               118,553                   30,372                   25.62%
100 Main Street
Calhoun, KY 42327

First City Bank and              Christian           $  571,224                 $188,338                   32.97%
Trust Company
1002 E. Main Street
Hopkinsville, KY 42240

First & Peoples Bank             Washington             164,237                   49,191                   29.95%
110 E. Main Street
Springfield, KY 40069

                                                                                                        Affiliated
          Affiliated                                   Total                   Affiliated              Bank Percent
             Bank                 County        County Deposits (000)       Bank Deposits (000)          of Total
             ----                 ------        ---------------------       -------------------          --------
HNB Bank, N.A                      Harlan                283,039                  168,585                  59.56%
101 N. Main Street
Harlan, KY 40831

Jefferson Banking                Jefferson            12,849,302                   73,074                   0.57%
Company
4201 Shelbyville Rd
Louisville, KY 40207

The New Farmers                    Barren                422,745                  128,772                  30.46%
National Bank of
Glasgow
701 Columbia, Box 248
Glasgow, KY 42142

The Owensboro National            Daviess              1,124,284                  336,626                  29.94%
Bank
230 Frederica St
Owensboro, KY 42301

Southern Deposit Bank              Logan                 315,013                   61,996                  19.68%
102 West Park Square
Box 130
Russellville, KY 42276

The Vine Street Trust             Fayette              3,151,940                  140,766                   4.47%
Company
360 E. Vine Street
Lexington, KY 40507
                                                     -----------                ---------                  -----
          Total                                      $21,900,814               $1,501,827                   6.86%
                                                     ===========               ==========                  =====

(J)      Statistical Disclosure

         Specific financial information required to be included under Item I of this Form 10-K is incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1998, and listed below along with a page reference where the information can be found in the Annual Report to Shareholders.

Description of Financial Information Required                                      Reference
Summary of average balance sheets, net interest
income and interest rates                                                       Table 1, Page 23

Summary of changes in net interest income                                       Table 2, Page 24

Interest rate sensitivity                                                       Management's Discussion
                                                                                and Analysis, Pages 19-20

Description of Financial Information Required                                      Reference
Allocation of the allowance for loan losses                                     Table 5, Page 27

Summary of loan loss experience                                                 Table 4, Page 26

Carrying amounts of  securities                                                 Management's Discussion
                                                                                and Analysis, Page 12

Maturities and average yields of  securities                                    Table 3, Page 25

Other borrowing information                                                     Table 7, Page 29

Non-performing assets                                                           Management's Discussion
                                                                                and Analysis, Page 15

Average deposits and rates paid                                                 Table 6, Page 28

Loan portfolio information                                                      Management's Discussion
                                                                                and Analysis, Page 13

ITEM 2.  PROPERTIES

         The corporate offices of Area Bancshares Corporation are located at 230 Frederica Street, Owensboro, Kentucky 42301. Information as of December 31, 1998 about the properties of the affiliated banks follows:

                                                          Number of                 Number of
Affiliated Banks                                    Leased Facilities (1)     Owned Facilities (1)
----------------                                    ---------------------     --------------------
Alliance Bank, FSB                                             0                         7
124 N. Main Street
Somerset, KY 42501

Bowling Green Bank &                                           5                         3
Trust Company, N. A.
1820 Scottsville Road
Bowling Green, KY 421

Broadway Bank & Trust                                          1                         0
1601 Broadway
Paducah, KY 42001

Citizens Deposit Bank                                          0                         1
100 Main Street
Calhoun, KY 42327

First City Bank and                                            3                         6
Trust Company
1002 E. Main Street
Hopkinsville, KY 42240

First & Peoples Bank                                           0                         2
110 E. Main Street
Springfield, KY 40069

                                                          Number of                 Number of
Affiliated Banks                                    Leased Facilities (1)     Owned Facilities (1)
----------------                                    ---------------------     --------------------
HNB Bank, N.A.                                                 2                         7
101 N. Main Street
Harlan, KY 40831

Jefferson Banking                                              1                         1
Company
4201 Shelbyville Rd.
Louisville, KY 40207

The New Farmers                                                1                         5
National Bank of
Glasgow
701 Columbia, Box 248
Glasgow, KY 42142

The Owensboro National                                         3                         9
Bank
230 Frederica St.
Owensboro, KY 42301

Southern Deposit Bank                                          0                         3
102 West Park Square
Box 130
Russellville, KY 42276

The Vine Street Trust                                          4                         0
Company
360 E. Vine Street
Lexington, KY 40507
                                                              --                        --
          Total                                               20                        44
                                                              ==                        ==

(1)  Does not include ATM locations.

ITEM 3.  LEGAL PROCEEDINGS

         The Corporation and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The required information is incorporated herein by reference from page 62 of the Area Bancshares Corporation's 1998 Annual Report. The Corporation did not make any sales of unregistered securities during the last three fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data are incorporated herein by reference from page 2 of the Area Bancshares Corporation 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information relating to the Corporation's financial condition, results of operations, liquidity, and capital resources is incorporated herein by reference from pages 3 through 30 of the Area Bancshares Corporation 1998 Annual Report.

ITEM 7a. MARKET RISK

         Market risk information is incorporated herein by reference form page 19 of Area Bancshares Corporation 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements of Area Bancshares Corporation and Subsidiaries are incorporated herein by reference from pages 32 through 60 of the Area Bancshares Corporation 1998 Annual Report. Also, unaudited quarterly financial information for the Corporation and its subsidiaries is incorporated by reference from page 10 of the Area Bancshares Corporation 1998 Annual Report.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required for this item is incorporated herein by reference from pages 6 through 11 of Area Bancshares Corporation's Proxy Statement for its 1999 Annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         Information required for this item is incorporated herein by reference from pages 8 and 9 of Area Bancshares Corporation's Proxy Statement for its 1999 Annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required for this item is incorporated herein by reference from pages 2 through 5 of Area Bancshares Corporation's Proxy Statement for its 1999 Annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required for this item is incorporated herein by reference from page 18 of Area Bancshares Corporation's Proxy Statement for its 1999 Annual meeting of shareholders.

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

         Consolidated financial statements of Area Bancshares Corporation and
         Subsidiaries:

                  Consolidated Balance Sheets - December 31, 1998 and 1997

                  Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Comprehensive Income - Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996

                  Unaudited quarterly financial information of Area Bancshares and its subsidiaries.

                  Independent Auditors' Report - page 31.

     2.  Supplemental Schedule

         Schedules are omitted because they are not required or not applicable, or the required information is shown in the financial statements or in notes thereto.

     3.  Exhibits:
                                  EXHIBIT INDEX

              Exhibit
                No.                     Description of Exhibit
               3.1         Articles of Incorporation of the Registrant, as
                           amended (Incorporated by reference to the exhibit
                           filed with the Registrant's Registration Statement on
                           Form S-8, File No. 333-38037.)

               3.2 Bylaws of the Registrant, as amended (Incorporated by reference to the exhibit filed with the Registrant's
                           Form 10/A1, filed with the Commission on June 30,
                           1995, File No. 0-26032.)

               10.1*       Form of Area Bancshares Corporation Restricted Stock
                           Plan Agreement (Incorporated by reference to the exhibit filed with the Registrant's Form 10/A1, filed with the Commission on June 30, 1995, File No.
                           0-26032.)

              Exhibit
                No.                     Description of Exhibit
               10.2*       Area Bancshares Corporation 1994 Stock Option Plan
                           (Incorporated by reference to the exhibit filed with
                           the Registrant's Form 10/A1, filed with the
                           Commission on June 30, 1995, File No. 0-26032.)

               10.3* Memorandum dated September 18, 1996 regarding executive officer compensation (Incorporated by reference to the exhibit filed with the Registrant's
                           Quarterly Report on Form 10-Q, dated September 30,
                           1996, File No. 0-26032.)

               10.4*       Cardinal Bancshares, Inc. 1989 Restricted Stock
                           Option Plan, as amended April 16, 1992 (Incorporated by reference to the exhibit filed with Cardinal's
                           Registration Statement on Form S-1, File No.
                           33-48129.)

               10.5*       Cardinal Bancshares, Inc. 1994 Restricted Stock
                           Option Plan (Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No.
                           0-20494.)

               10.6*       Cardinal Bancshares, Inc. 1992 Limited Stock Option
                           Plan (Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, File No.
                           0-20494.)

               10.7*       Cardinal Bancshares, Inc. 1992 First Federal Savings
                           Bank Restricted Stock Option Plan (Incorporated by reference to the exhibit filed with Cardinal's
                           Registration Statement on Form S-1, File No.
                           33-48129.)

               10.8*       Cardinal Bancshares, Inc. 1993 Mutual Federal Savings
                           Bank Restricted Stock Option Plan (Incorporated by reference to the exhibit filed with Cardinal's
                           Registration Statement on Form SB-2, File No.
                           33-60796.)

               10.9*       Amendment Number 1 to Cardinal Bancshares, Inc. 1992
                           Limited Stock Option Plan (Incorporated by reference to the exhibit filed with Cardinal's Registration
                           Statement on Form SB-2, File No. 33-60796.)

               10.10*      Cardinal Bancshares, Inc. VST Financial Services,
                           Inc. Restricted Stock Plan and Escrow Agreement
                           (Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, File No.
                           0-20494.)

               10.11*      Letter Agreement between the Cardinal Bancshares,
                           Inc. and Michael Karlin dated December 13, 1993
                           (Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, File No.
                           0-20494.)

               10.12*      Amendment, dated October 26, 1994, to Letter
                           Agreement between Cardinal Bancshares, Inc. and
                           Michael S. Karlin dated December 13, 1993
                           (Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-20494.)

               10.13*      Second Amendment, dated December 30, 1994, to Letter
                           Agreement between Cardinal Bancshares, Inc. and
                           Michael S. Karlin dated December 13, 1993
                           (Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-20494.)

              Exhibit
                No.                     Description of Exhibit
               10.14*      Letter Agreement between Cardinal Bancshares, Inc.
                           and Vincent D. Dailey dated December 13, 1993
                           (Incorporated by reference to the exhibit filed with
                           Cardinal's Annual Report on Form 10-KSB for the
                           fiscal year ended December 31, 1993, File No.
                           0-20494.)

               10.15*      Amendment, dated December 30, 1994, to Letter
                           Agreement between Cardinal Bancshares, Inc. and
                           Vincent D. Dailey dated December 13, 1993
                           (Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-20494.)

               10.16* Stock Option Agreement dated December 13, 1993 between Cardinal Bancshares, Inc. and Michael S.
                           Karlin (Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, File No.
                           0-20494.)

               10.17* Stock Option Agreement dated December 13, 1993 between Cardinal Bancshares, Inc. and Vincent S.
                           Dailey (Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, File No.
                           0-20494.)

               10.18*      Cardinal Bancshares, Inc. Affiliates' Employee Stock
                           Ownership Plan and Trust Agreement (Incorporated by reference to the exhibit filed with Cardinal's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1994, File No. 0-20494.)

               10.19* Cardinal Bancshares, Inc. Management Retention Plan and Trust Agreement for the Benefit of Alliance
                           Savings Bank (Incorporated by reference to the exhibit filed with Cardinal's Registration Statement on Form SB-2, File No. 33-60796.)

               11.1        Statement regarding Computation of Per Share Earnings
                           (included in Annual Report as note 15)

               13.1        1998 Annual Report to Shareholders

               21.1        Subsidiaries of Registrant

               23.1        Consent of Independent Auditors

               27.1        Financial Data Schedule (EDGAR version only)

--------------------
* The indicated exhibit is a compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         The Registrant filed one Report on Form 8-K on November 12, 1998. The item reported was Item 5- Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Area Bancshares Corporation

Date:    March 26, 1999                              By:      /s/ Thomas R. Brumley
       -------------------------------------              ---------------------------------------
                                                              Thomas R. Brumley, President and
                                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    March 26, 1999                                       /s/ C. M. Gatton
      --------------------------------------                 ---------------------------------------
                                                              C. M. Gatton
                                                              Chairman of the Board

Date:    March 26, 1999                                       /s/ Raymond C. McKinney
       -------------------------------------                 ---------------------------------------
                                                              Raymond C. McKinney
                                                              Vice Chairman of the Board

Date:    March 26, 1999                                       /s/ Anthony G. Bittel
       -------------------------------------                 ---------------------------------------
                                                              Anthony G. Bittel, Director

Date:    March 26, 1999                                       /s/ Samual A. B. Boone
       -------------------------------------                 ---------------------------------------
                                                              Samual A. B. Boone, Director

Date:    March 26, 1999                                       /s/ Thomas R. Brumley
       -------------------------------------                 ---------------------------------------
                                                              Thomas R. Brumley
                                                              President and Chief Executive Officer,
                                                              Director

Date:    March 26, 1999                                       /s/ Cecile W. Garmon
       -------------------------------------                ----------------------------------------
                                                              Cecile W. Garmon, Director

Date:    March 26, 1999                                       /s/ Gary H. Latham
       -------------------------------------                ----------------------------------------
                                                              Gary H. Latham, Director

Date:    March 26, 1999                                       /s/ Ralph L. Oliver
       -------------------------------------                ----------------------------------------
                                                              Ralph L. Oliver, Director

Date:    March 26, 1999                                       /s/ John S. Penn
       -------------------------------------                -------------------------------------
                                                              John S. Penn, Executive Vice President,
                                                              Director

Date:    March 26, 1999                                       /s/ Allan R. Rhodes
       -------------------------------------                -------------------------------------
                                                              Allan R. Rhodes, Director

Date:    March 26, 1999                                       /s/ Jim R. Shelby
       -------------------------------------                ----------------------------
                                                              Jim R. Shelby, Director

Date:    March 26, 1999                                       /s/ David W. Smith, Jr.
       -------------------------------------                -------------------------------------
                                                              David W. Smith, Jr., Director

Date:    March 26, 1999                                       /s/ Don Vitale
       -------------------------------------               -----------------------------------------
                                                              Don Vitale, Director

Date:    March 26, 1999                                       /s/ Pollard White
       -------------------------------------               -----------------------------------------
                                                              Pollard White, Director

Date:    March 26, 1999                                       /s/ John A. Ray
       -------------------------------------               -----------------------------------------
                                                              John A. Ray, Executive Vice President-
                                                              Chief Financial Officer
                                                              (Principal Financial Officer)

Date:    March 26, 1999                                       /s/ Gary R. White
       -------------------------------------               -----------------------------------------
                                                              Gary R. White, Controller
                                                              (Principal Accounting Officer)