Form 10-Q
period 1999-03-31
AREA BANCSHARES CORP
filed 1999-05-14
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 31, 1999

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

                  Class:  Common stock
                  No Par Value
                  Shares Outstanding:  As of April 30, 1999: 16,940,696

                           AREA BANCSHARES CORPORATION
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                PAGE NUMBER

     Item 1.  Financial Statements                                                                                 3

              Unaudited consolidated balance sheets, March 31, 1999, December 31, 1998                             3
              and March 31, 1998

              Unaudited consolidated statements of income, three months ended March 31, 1999 and 1998              4

              Unaudited consolidated statements of comprehensive income, three months ended
              March 31, 1999 and 1998                                                                              5

              Unaudited consolidated statements of shareholders' equity, year ended December 31,
              1998 and three months ended March 31, 1999                                                           6

              Unaudited consolidated statements of cash flows, three months ended March 31, 1998
              and 1998                                                                                             7

              Notes to consolidated financial statements                                                           9

     Item 2.  Management's discussion and analysis of financial condition and results of operations               11

              Results of operations                                                                               12

              Financial position                                                                                  20

              Liquidity                                                                                           23

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          23

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                   23

     Item 2.  Changes in Securities                                                                               23

     Item 3.  Defaults Upon Senior Securities                                                                     23

     Item 4.  Submission of Matters to a Vote of Security Holders                                                 23

     Item 5.  Other Information                                                                                   24

     Item 6.  Exhibits and Reports on Form 8-K                                                                    24

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                MARCH 31      DECEMBER 31     MARCH 31
                                                                                  1999           1998           1998
ASSETS
Cash and due from banks                                                       $    91,567    $   122,654    $    71,740
Interest bearing deposits with banks                                                7,608          8,434          6,750
Federal funds sold                                                                 11,728         14,000         20,000
Trading account securities                                                             --             --         73,880
Securities:
     Available for sale (amortized cost of $360,464, $292,394 and $373,223)       428,939        340,874        320,043
     Held to maturity (fair value of $127,337, $124,553, and $121,736)            121,262        117,869        115,730
                                                                              -----------    -----------    -----------
          TOTAL SECURITIES                                                        550,201        458,743        435,773
                                                                              -----------    -----------    -----------

Mortgage loans held for sale                                                       12,329         14,208         16,139

Loans, net of unearned discount                                                 1,455,798      1,412,567      1,180,243
     Less allowance for loan losses                                                23,616         21,651         20,283
                                                                              -----------    -----------    -----------
          NET LOANS                                                             1,432,182      1,390,916      1,159,960
                                                                              -----------    -----------    -----------

Premises and equipment, net                                                        44,142         41,267         30,123
Goodwill and other intangible assets                                               35,849         34,342         14,724
Other assets                                                                       53,577         47,801         42,238
                                                                              ===========    ===========    ===========
          TOTAL ASSETS                                                        $ 2,239,183    $ 2,132,365    $ 1,871,327
                                                                              ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Non-interest-bearing                                                      $   236,764    $   251,950    $   178,743
    Interest-bearing deposits                                                   1,520,051      1,439,914      1,278,587
                                                                              -----------    -----------    -----------
      TOTAL DEPOSITS                                                            1,756,815      1,691,864      1,457,330
                                                                              -----------    -----------    -----------

Federal funds purchased                                                            25,739          1,107         22,375
Securities sold under agreements to repurchase                                     99,803        111,441         94,310
Notes payable to the U.S. Treasury                                                  1,929          1,054          1,498
Advances from the Federal Home Loan Bank                                           40,335         41,309         68,959
Other borrowings                                                                    5,087         15,815            398
Accrued expenses and other liabilities                                             37,073         31,562         22,059
                                                                              -----------    -----------    -----------
     TOTAL LIABILITIES                                                          1,966,781      1,894,152      1,666,929
                                                                              -----------    -----------    -----------
      SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 500,000 shares; none issued                  --             --             --
Common stock, no par value; authorized 50,000,000 shares; issued and
     outstanding March 31, 1999, 16,972,908, December 31, 1998, 15,669,729         29,250         24,397         24,338
Paid-in capital                                                                    35,632         35,632         35,632
Retained earnings                                                                 163,803        147,474        131,980
Deferred compensation on restricted stock                                            (587)          (612)          (592)
ESOP and MRP loan obligations                                                        (216)          (216)          (337)
Accumulated other comprehensive income                                             44,520         31,538         13,377
                                                                              -----------    -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                                   272,402        238,213        204,398
                                                                              -----------    -----------    -----------

Commitments and contingent liabilities
                                                                              ===========    ===========    ===========
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 2,239,183    $ 2,132,365    $ 1,871,327
                                                                              ===========    ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31
                                                               1999         1998
Interest Income:
     Loans, including fees                                    $31,246      $28,239
     Interest bearing deposits with banks                         103           69
     Federal funds sold                                           725          462
     Taxable securities                                         4,736        4,723
     Tax exempt securities                                      1,958        1,902
                                                              -------      -------
          TOTAL INTEREST INCOME                                38,768       35,395
                                                              -------      -------
Interest expense:
     Interest on deposits                                      15,696       14,182
     Interest on borrowings                                     2,337        2,311
                                                              -------      -------
          TOTAL INTEREST EXPENSE                               18,033       16,493
                                                              -------      -------
          Net interest income                                  20,735       18,902

Provision for loan losses                                         164          612
                                                              -------      -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       20,571       18,290
                                                              -------      -------
Non-interest income:
     Commissions and fees on fiduciary activities               1,339        1,259
     Service charges on deposit accounts                        2,166        1,799
     Other service charges, commissions and fees                1,324        1,404
     Security gains (losses), net                               2,597          125
     Gains on sales of loans, net                                 425          268
     Other non-interest income                                  1,124           96
                                                              -------      -------
          TOTAL NON-INTEREST INCOME                             8,975        4,951
                                                              -------      -------
Non-interest expenses:
     Salaries and employee benefits                             9,090        7,512
     Net occupancy expense                                      1,283          937
     Furniture and equipment expense                            1,490        1,043
     Federal deposit insurance                                     68           24
     Data processing expense                                    1,504          805
     Other non-interest expenses                                4,856        4,605
                                                              -------      -------
          TOTAL NON-INTEREST EXPENSES                          18,291       14,926
                                                              -------      -------

       Income before income tax expense                        11,255        8,315
Income tax expense                                              2,977        2,444
                                                              =======      =======
          NET INCOME                                          $ 8,278      $ 5,871
                                                              =======      =======

Per common share:
     Net income-basic                                         $  0.49      $  0.38
               -diluted                                       $  0.48      $  0.37
     Cash dividends                                           $ 0.045      $ 0.035


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE NCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED MARCH 31
                                                                                          1999                 1998
Net income                                                                                 $ 8,278             $ 5,871

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period                      14,670               1,950
           Less reclassification adjustment for gains included in net                      (1,688)                 (81)
           income

Other comprehensive income                                                                  12,982               1,869
                                                                                          --------             -------

COMPREHENSIVE INCOME                                                                      $ 21,260             $ 7,740
                                                                                          ========             =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       YEAR ENDED DECEMBER 31, 1998 AND THREE MONTHS ENDED MARCH 31, 1999
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                   COMMON        COMMON   PAID-IN    RETAINED    DEFERRED      ESOP AND       ACCUMULATED  TOTAL
                                   STOCK-        STOCK    CAPITAL    EARNINGS  COMPENSATION    MRP LOAN         OTHER
                                   SHARES       -AMOUNT                            ON         OBLIGATIONS   COMPREHENSIVE
                                                                               RESTRICTED                       INCOME
                                                                                  STOCK

Balance, December 31, 1997        15,576,916   $ 24,254   $35,632   $126,104     $(612)        $ (337)        $ 11,508     $196,549

Net income                                                            22,626                                                 22,626
Cash dividends declared ($.155
per share)                                                            (2,420)                                                (2,420)
Repurchase of common stock            (3,000)        (5)                 (76)                                                   (81)
Stock options exercised,
including tax
   benefits                           92,238        143                1,145                                                  1,288
Amortization of deferred
   compensation on restricted                                                      100                                          100
stock
Net restricted stock issued            3,575          5                   95      (100)                                        ----
Repayment of ESOP  loan                                                                           121                           121
obligations
Change in other comprehensive
   income (loss), net of tax                                                                                    20,030       20,030
                                  ----------    -------   -------   --------     -----          -----          ------      --------
Balance, December 31, 1998        15,669,729     24,397    35,632    147,474      (612)          (216)          31,538      238,213

Net income                                                             8,278                                                  8,278
Cash dividends declared ($.045
per share)                                                              (763)                                                  (763)
Stock options exercised,
including tax benefits                            3,210            8                31                                           39
Amortization of deferred
   compensation on restricted                                                       25                                           25
stock
Common stock issued                1,299,969      4,845                8,783                                                 13,628
Change in other comprehensive
   income (loss), net of tax                                                                                    12,982       12,982
                                  ----------    -------   -------   --------     -----          -----          -------     --------
Balance, March 31, 1999           16,972,908    $29,250   $35,632   $163,803     $(587)         $(216)         $44,520     $272,402
                                  ==========    =======   =======   ========     =====          =====          =======     ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)



                                                                       1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:                               (UNAUDITED)    (UNAUDITED)

     Net income                                                     $   8,278       $   5,871
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                            164             612
     Depreciation, amortization and accretion, net                      1,369             947
     Gain on sales of securities and loans, net                        (3,022)           (393)
     Loss (Gain) on sales of other real estate owned                       11              52
     (Gain) on disposals of equipment                                     (40)             --
     Deferred income taxes                                              1,788           1,468
     Proceeds from sales of trading account securities                     --           9,880
     Proceeds from maturities of trading account securities                --          35,994
     Purchases of trading account securities                               --         (73,870)
     Purchases of mortgage loans held for sale                        (34,020)        (43,794)
     Proceeds from sales of mortgage loans held for sale               35,899          37,640
     Other, net                                                         4,103           4,166
                                                                      -------         -------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           14,530         (21,427)
                                                                      -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in interest bearing deposits with banks                     826            (946)
     Proceeds from sales of securities available for sale               1,867           1,652
     Proceeds from sales of securities held to maturity                    --              --
     Proceeds from maturities of securities available for sale         58,312          51,597
     Proceeds from maturities of securities held to maturity           18,693             774
     Calls of securities available for sale                             2,200           2,000
     Calls of securities held to maturity                               1,435           1,341
     Purchases of securities available for sale                      (130,169)        (29,987)
     Purchases of securities held to maturity                          (1,028)           (960)
     (Decrease) increase in federal funds sold and securities
        purchased under agreements to resell                           24,400         (20,000)
     Loans originated, net of principal collected on loans             56,218          45,718
     Purchases of premises and equipment                               (2,156)         (1,473)
     Cash and cash equivalents from acquisitions                        7,249              --
     Proceeds from sales of other real estate owned                       136             112
     Proceeds from sales of premises and equipment                         81              --
                                                                      -------         -------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                    38,064          49,828
                                                                      =======         =======



                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)



                                                                               1999             1998
CASH FLOWS FROM FINANCING ACTIVITIES:                                       (UNAUDITED)      (UNAUDITED)

     Increase (decrease) in deposits                                         $ (81,248)      $  24,198
     Decrease in federal funds purchased                                        24,632         (16,316)
     Decrease in securities sold under agreements to repurchase                (13,688)        (15,551)
     Increase (decrease) in notes payable to the U.S. Treasury                     875         (18,083)
     Decrease in advances from the Federal Home Loan Bank                       (2,800)        (15,377)
     Decrease in other borrowings                                              (10,728)              1
     Proceeds from issuance of common stock and stock options exercised             39             635
     Repurchase of common stock                                                     --              --
     Cash dividends paid                                                          (763)           (546)
                                                                             ---------       ---------
          NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES                     (83,681)        (41,039)
                                                                             ---------       ---------

DECREASE IN CASH AND DUE FROM BANKS                                            (31,087)        (12,638)
CASH AND DUE FROM BANKS, JANUARY 1                                             122,654          84,378
                                                                             ---------       ---------
CASH AND DUE FROM BANKS, MARCH 31                                            $  91,567       $  71,740
                                                                             =========       =========

Cash flow information:
     Income tax payments                                                            --              --
     Interest payments                                                          18,730          15,803
Non-cash transactions:
     Loans transferred to other assets                                             875             712

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

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

         The accounting and reporting policies of Area Bancshares Corporation ("Area") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Area and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A full description of significant accounting policies as well as a complete set of footnotes are presented in the 1998 annual report to shareholders.

NOTE 2.  NET INCOME PER COMMON SHARE

         Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

         Diluted earnings per share gives effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options.

         The components of basic and diluted earnings per share are as follows:

                                                                                         THREE MONTHS
                                                                                        ENDED MARCH 31
                                                                                       1999          1998
                                                                                       ----          ----
          (Amounts in thousands, except per share data)
          NET INCOME, BASIC AND DILUTED                                               $ 8,278      $ 5,871
                                                                                      =======      =======
          Average shares outstanding                                                   16,915       15,613
          Effect of dilutive securities                                                   251          270
                                                                                      -------      -------
          Average shares outstanding including dilutive securities                     17,166       15,883
                                                                                      =======      =======
          NET INCOME PER SHARE, BASIC                                                 $  0.49      $  0.38
                                                                                      =======      =======
          NET INCOME PER SHARE, DILUTIVE                                              $  0.48      $  0.37
                                                                                      =======      =======

NOTE 3.    SECURITIES

           The amortized cost and approximate market values of securities as of March 31, 1999 and December 31, 1998 are as follows:

           AVAILABLE FOR SALE
           (Amounts in thousands)
                                                               AMORTIZED    UNREALIZED    UNREALIZED       MARKET
                                                                 COST          GAINS         LOSSES        VALUE
           U.S. Treasury and federal agencies                   $262,987      $  1,046      $    380      $263,653
           Mortgage-backed securities                             60,742           718            56        61,404
           Obligations of state and political subdivisions        19,002           846            24        19,824
           Equity and other securities                            17,733        66,574           249        84,058
                                                                ========      ========      ========      ========
           BALANCE AT MARCH 31, 1999                            $360,464      $ 69,184      $    709      $428,939
                                                                ========      ========      ========      ========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

NOTE 3.    SECURITIES (CONTINUED)

                                                             AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                                COST             GAINS             LOSSES            VALUE
                                                             ---------         ----------        ----------          ------
           U.S. Treasury and federal agencies                  $ 187,993          $  1,697            $  226         $ 189,464
           Mortgage-backed securities                             68,094               836                71            68,859
           Obligations of state and political subdivisions        18,894             1,075                13            19,756
           Equity and other securities                            17,613            45,413               231            62,795
                                                                ========          ========            ======         =========
           BALANCE AT DECEMBER 31, 1998                         $292,394          $ 49,021            $  541         $ 340,874
                                                                ========          ========            ======         =========


           HELD TO MATURITY
           (Amounts in thousands)
                                                             AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                                COST             GAINS             LOSSES            VALUE
                                                             ---------         ----------        ----------          ------
           MARCH 31, 1999
           Obligations of state and political subdivisions      $121,262          $  6,264           $   189          $127,337
                                                                ========          ========            ======         =========


                                                             AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                                COST             GAINS             LOSSES            VALUE
                                                             ---------         ----------        ----------          ------
           DECEMBER 31, 1998
           Obligations of state and political subdivisions     $ 117,869          $  6,863           $   179         $ 124,553
                                                                ========          ========            ======         =========

NOTE 4.    NEW ACCOUNTING STANDARDS

           Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designed and qualifies as part of a hedging relationship and if so, the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge against exposure to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

           Area must adopt SFAS No. 133 by January 1, 2000, however early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Area has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of adoption.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

NOTE 5.    INTANGIBLES

           The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $32,278,000 and $30,564,000 net of accumulated amortization as of March 31, 1999 and December 31, 1998, respectively, is being amortized over a 10-40 year period on a straight-line basis. Other intangible assets consist of the value of core deposits purchased of approximately $2,746,000 and $2,915,000, net of accumulated amortization, as of March 31, 1999 and December 31, 1998, respectively, which is being amortized by an accelerated method over ten years and a purchased bank charter of $825,000 and $863,000 as of March 31, 1999 and December 31, 1998, respectively, which is being amortized over a 10-year period on a straight-line basis. Amortization expense for the three-month periods ended March 31, 1999 and 1998 was $876,000 and $511,000, respectively.

NOTE 6.    BUSINESS COMBINATIONS

           On August 23, 1998 Area acquired NationsBank of Kentucky, N.A., a wholly-owned subsidiary of NationsBank Corporation. NationsBank of Kentucky, N.A. had total assets of approximately $133,000,000, net of certain deposits that were retained by NationsBank of Kentucky, N.A., loans of approximately $84,000,000 and deposits of approximately $113,000,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of NationsBank of Kentucky, N.A. have been included in Area's consolidated statements since the date of acquisition. In conjunction with the acquisition, approximately $22,030,000 of intangibles were recorded.

           On January 4,1999, Area merged with Peoples Bancorp of Winchester, which is headquartered in Winchester, Kentucky. Peoples Bancorp of Winchester had total assets of $165,000,000 and was a one-bank holding company for Peoples Commercial Bank. Area issued approximately 1,300,000 shares of its common stock in conjunction with the merger. This acquisition was accounted for as a pooling-of-interests; however, due to the relative size of Peoples Bancorp of Winchester's financial condition and results of operations to that of Area, the historical financial statements of Area has not been restated to reflect this combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           GENERAL

            Area is a multi-bank holding company that was incorporated in Kentucky in 1976 and is registered under the Bank Holding Company Act of 1956, as amended. On March 31, 1999, the Corporation directly controlled five affiliated commercial banks and indirectly controlled eight additional commercial banks through the ownership of holding companies, all of which are located in Kentucky. Of the banks controlled by Area, four are national banks and nine are state banks.

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

           The discussion that follows is intended to provide additional insight into Area's financial condition and results of operations. This discussion should be read with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

         FORWARD LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q and the exhibits to this quarterly report, that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Area with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Area that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of Area's plans and objectives, including those relating to products or services; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing and saving habits; (6) technological changes; (7) acquisitions; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Area and its subsidiaries must comply; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (11) changes in Area's organization, compensation and benefit plans; (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (13) Area's success managing the risks involved in the foregoing. Such forward-looking statements speak only as of the date on which the statements are made, and Area undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which a statement is made to reflect the occurrence of unanticipated events.

A.       RESULTS OF OPERATIONS

         Net income for the quarter ended March 31, 1999 was $8,278,000 versus $5,871,000 in the same period of 1998. Diluted earnings per share were $0.48 compared to $0.37 for the same period in 1998. The increase for the current quarter from the first quarter of 1998 was $2,407,000 or 41.0% for net income and $0.11 or 29.7% per diluted share. The higher net income during the quarter was largely the result of an increase in net interest income (taxable equivalent basis) totaling $1,871,000 and an increase in non-interest income of $4,024,000 off-set by an increase of $3,365,000 in non-interest expense.

         Area believes that the most meaningful comparison of the results of operations excludes nonrecurring items. During the current quarter Area received a favorable insurance settlement totaling $615,000 after-tax ($945,000 pre-tax) and recorded $122,000 of after-tax merger-related adjustments which enhanced net income. Net income, adjusted for these items, totaled $7,541,000 or $0.44 per diluted share compared to $5,871,000 or $0.37 per diluted share earned during the first quarter of 1998. The first quarter of 1998 had no adjustments. Adjusted net income increased $1,670,000 or 28.4% while adjusted diluted earnings per share increased $0.07 or 18.9% from the first quarter of 1998.

         Return on average assets was 1.49% (annualized) in the first quarter of 1999 compared to 1.32% (annualized) during the same period of 1998. Adjusted return on average assets (excluding the nonrecurring items discussed above) totaled 1.36% (annualized) during the quarter ended March 31, 1999 compared to 1.32% for the same period in 1998. Return on average equity was 13.13% (annualized) for the quarter ended March 31, 1999 compared to 11.71% during the first quarter of 1998. Adjusted return on average equity (excluding the nonrecurring items discussed above) was 11.96% (annualized) for the quarter ended March 31, 1999 and 11.71% for the first quarter of 1998.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

A.       RESULTS OF OPERATIONS (CONTINUED)

         The following table provides selected operating data, per share data, selected ratios and average balances for the three-month periods ended March 31, 1999 and 1998:

         EXHIBIT 1: HIGHLIGHTS

         (Amounts in thousands, except percentages and per share data)

                                                                                   3 MONTHS ENDED MARCH 31
                                                                               1999            1998    CHANGE
                                                                               ----            ----    ------
          OPERATING DATA
               Net income                                                $    8,278         $ 5,871     $  2,407
               Net income (1)                                                 7,541           5,871        1,670
          PER SHARE DATA
               Basic earnings per share                                        0.49            0.38         0.11
               Basic earnings per share (1)                                    0.45            0.38         0.07
               Diluted earnings per share                                      0.48            0.37         0.11
               Diluted earnings per share (1)                                  0.44            0.37         0.07
               Cash dividends per share                                       0.045           0.035         0.01
               Book value at March 31                                         16.05           13.08         2.97
               Market price at March 31                                       23.38           28.50        (5.12)
          SELECTED RATIOS AND DATA
               Return on assets (annualized)                                   1.49%           1.32%        0.17%
               Return on assets (annualized)(1)                                1.36%           1.32%        0.04%
               Return on equity (annualized)                                  13.13%          11.71%        1.42%
               Return on equity (annualized)(1)                               11.96%          11.71%        0.25%
               Efficiency ratio                                               59.44%          59.96%       (0.55%)
               Efficiency ratio (1)                                           60.22%          59.96%        0.26%
               Net interest margin (annualized)                                4.22%           4.64%       (0.42%)
               Equity-to-assets                                               12.17%          10.92%        1.25%
               Allowance for loan losses to loans                              1.62%           1.72%       (0.10%)
               Allowance for loan losses to
                   nonperforming loans                                        954.2%          650.5%       303.7%
               Nonperforming loans to total loans                              0.17%           0.26%       (0.09%)
          AVERAGE BALANCES
               Total assets                                              $2,251,909      $1,803,214     $448,695
               Earning assets                                             2,094,743       1,719,224      375,519
               Shareholders' equity                                         255,633         203,285       52,348

          (1) Excludes an after-tax favorable insurance settlement of $615 and $122 of merger-related adjustments in 1999 which enhanced net income.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

ADJUSTED CASH BASED EARNINGS

Area believes it is important to also disclose adjusted cash based earnings, which excludes nonrecurring items and intangible asset amortization. Although Area believes these calculations are helpful in understanding the performance of Area, cash based earnings should not be considered a substitute for net income or cash flow as indicators of Area's financial performance or its ability to generate liquidity. The following presents the adjusted cash based net income and various cash based performance ratios:

(Amounts in thousands, except percentages and per share data)

                                                                     3 MONTHS ENDED MARCH 31
                                                                  1999          1998   CHANGE
                                                                  ----          ----   ------
Adjusted net income (1)                                        $ 7,541        $5,871     $1,670
Add back:
     Goodwill and other intangible amortization                    876           511        365
     Less: tax effect                                              154            60         94
                                                               -------       -------     ------
                                                                   722           451        271

ADJUSTED CASH BASED NET INCOME                                 $ 8,263       $ 6,322     $1,941
                                                               =======       =======     ======

(1) Excludes an after-tax favorable insurance settlement of $615 and $122 of merger-related adjustments in 1999 which enhanced net income.

                                                                  3 MONTHS ENDED MARCH 31
                                                                1999          1998   CHANGE
                                                                ----          ----   ------
Per share data
     Adjusted cash based basic earnings per share               $0.49         $0.40      $0.09
     Adjusted cash based diluted earnings per share              0.48          0.40       0.08
Performance ratios (annualized)
     Adjusted cash based return on tangible assets               1.51%         1.43%      0.18%
     Adjusted cash based return on tangible equity              15.17%        13.38%      1.76%
     Adjusted cash based efficiency ratio                       57.28%        57.91%      (.63%)

 NET INTEREST INCOME

 The largest component of Area's operating income is net interest income. Net interest income is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. For purposes of this discussion, interest income earned on tax-exempt securities and loans is adjusted to a fully taxable equivalent basis to facilitate comparison with interest earned which is subject to statutory taxation.

 Changes in net interest income generally occur due to fluctuations in the balance and/or mix of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs.

 Net interest income, on a tax equivalent basis, increased $1,871,000 or 9.4% to $21,813,000 during the quarter ended March 31, 1999. The net interest margin is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets. Area's net interest margin decreased from 4.64% during the quarter ended March 31, 1998 to 4.22% during the current quarter. This decrease was largely the result of a decrease in the average rate on earning assets from 8.48% in the first quarter of 1998 to 7.71% in the current quarter. Competitive pressures on loan pricing and a relatively flat yield curve were primarily responsible for the decrease in the average rate on earning assets. As a partial offset, the average rate on interest bearing liabilities decreased from 4.60% to 4.23%. These changes resulted in a decrease of 0.40% in the net interest spread for the current quarter versus the same period in 1998.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

NET INTEREST INCOME (CONTINUED)

The following presents the components of net income on a taxable equivalent basis:
z
(Amounts in thousands, except per share data)

                                                                    THREE MONTHS ENDED MARCH 31
                                                                  1999          1998        CHANGE
                                                                  ----          ----        ------
Interest income                                                 $ 38,768      $ 35,395     $ 3,373
Taxable-equivalent adjustment                                      1,078         1,040          38
                                                                 -------       -------     -------
     Interest income-taxable equivalent                           39,846        36,435       3,411
Interest expense                                                  18,033        16,493       1,540
                                                                 -------       -------     -------
     Net interest income-taxable equivalent                       21,813        19,942       1,871
Provision for loan losses                                            164           612       (448)
Non-interest income                                                8,975         4,951       4,024
Non-interest expenses                                             18,291        14,926       3,365
                                                                 -------       -------     -------
     Income before income taxes                                   12,333         9,355       2,978
Income taxes                                                       2,977         2,444         533
Taxable-equivalent adjustment                                      1,078         1,040
                                                                 -------       -------     -------
                                                                                                38
          NET INCOME                                             $ 8,278       $ 5,841     $ 2,437
                                                                 =======       =======     =======


The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three months ended March 31, 1999 and 1998.

(Amounts in thousands, except percentages)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                   1999          1998        CHANGE
                                                                   ----          ----        ------
Average rate on earning assets (1)                                   7.71%         8.48%      (0.77%)
Average rate on interest bearing liabilities (1)                     4.23%         4.60%      (0.37%)
Net interest spread (1)                                              3.48%         3.88%      (0.40%)
Net interest margin (1)                                              4.22%         4.64%      (0.42%)
Average earning assets                                         $ 2,094,74    $1,719,224    $375,519
Average interest bearing liabilities                            1,729,337     1,434,534     294,803

(1)      Amounts annualized

PROVISION FOR LOAN LOSSES

The allowance for loan losses is maintained at a level management believes is adequate to absorb probable losses. Management determines the adequacy of the allowance based upon reviews of individual loans, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors that in management's judgment deserve current recognition. However, actual losses could differ significantly from the amount estimated by management. The allowance for loan losses is established by charges to operating earnings.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

PROVISION FOR LOAN LOSSES (CONTINUED)

An analysis of the changes in the allowance for loan losses and selected ratios follows:

(Amounts in thousands, except percentages)                                 THREE MONTHS ENDED MARCH 31
                                                                         1999           1998        CHANGE
                                                                     ----------     ----------     --------
Balance, December 31                                                 $   21,651     $   19,887      $   396
Additions through acquisitions                                            1,857            ---        1,857
Provision for loan losses                                                   164            612         (448)
Loan loss recoveries                                                        492            407           85
Loans charged off                                                          (548)          (623)         (75)
                                                                     ----------     ----------     --------
BALANCE, MARCH 31                                                    $   23,616     $   20,283     $  3,333
                                                                     ==========     ==========     ========

Average loans, net of unearned income                                $1,484,831     $1,205,514     $279,317
Provision for loan losses to average loans (1)                             0.04%          0.20%       (0.16%)
Net loan charge-offs (recoveries) to average loans (1)                     0.02%          0.07%       (0.05%)
Allowance for loan losses to end of period loans                           1.62%          1.72%       (0.10%)
Allowance for loan losses to nonperforming loans                          954.2%         650.5%       303.7%

(1)      Amounts annualized

The provision for loan losses decreased $448,000 or 73.2% to $164,000 for the quarter ended March 31, 1999 compared to the same period last year. The decrease for the current quarter primarily resulted from of a decrease in nonperforming assets from $4,511,000 on March 31, 1998 to $4,142,000 on March 31, 1999 and an
overall improvement in the quality of the loan portfolio.

The provision for loan losses as a percentage of average loans totaled 0.04% (annualized) compared to 0.20% (annualized) for the quarter ended March 31, 1998. This decrease reflected the continued improvement in the quality of loans as discussed more completely under "Asset Quality".

Net loan charge-offs (loan charge-offs less recoveries) to average loans decreased to 0.02% (annualized) from 0.07% (annualized) for the quarter ended March 31, 1998, as a result of a reduced level of charge-offs.

The allowance for loan losses was 1.62% of total loans on March 31, 1999, as compared to the December 31, 1998 level of 1.53% and the March 31, 1998 level of 1.72%.

NON-INTEREST INCOME

The following table sets forth the components of non-interest income for the three months ended March 31, 1999 and 1998:

(Amounts in thousands, except percentages)

                                                                     THREE MONTHS ENDED MARCH 31
                                                                  -------     -------       ------
                                                                    1999        1998        CHANGE
Commissions and fees on fiduciary activities                      $ 1,339     $ 1,259       $   80
Service charges on deposit accounts                                 2,166       1,799          367
Other service charges, commissions and fees                         1,324       1,404          (80)
Security gains (losses), net                                        2,597         125        2,472
Gains on sales of loans (net)                                         425         268          157
Other income                                                        1,124          96        1,028
                                                                  -------     -------       ------
TOTAL                                                             $ 8,975     $ 4,951       $4,024
                                                                  =======     =======       ======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

NON-INTEREST INCOME (CONTINUED)

Non-interest income totaled $8,975,000 for the three-month period ended March 31, 1999. This amount represents an increase of $4,024,000 or 81.3%, when compared to 1998 period totals. Included in the non-interest income totals for the current quarter is approximately $193,000 from Peoples Bancorp of Winchester, which merged with Area in January 1999 (see Note 6). The merger was accounted for as a pooling-of-interests; however, due to the relative size of Peoples Bancorp of Winchester's financial condition and results of operations to that of Area, the historical financial statements of Area have not been restated to reflect this combination. Commissions and fees on fiduciary activities increased $80,000 or 6.4% to $1,339,000 in the first quarter of 1999 largely as a result of increases in the value of assets managed and successful new business development efforts. Service charges on deposit accounts increased $367,000 or 20.4% to $2,166,000 when compared to the first quarter of 1998, due primarily to increases in deposits subject to service charges and selective fee increases. Other service charges, commissions and fees decreased $80,000 or 5.7% to $1,324,000 from the first quarter of 1998. The decrease for the quarter largely resulted from a change in accounting for credit card activity fees. Excluding this change, other service charges, commissions and fees would have grown $206,000 or 14.7% as a result of increases in ATM fees, commissions earned on official checks and loan servicing fees. Gains (net) on the sale of securities available for sale totaled $2,597,000 compared to $125,000 for the first three months of 1998. The gains during the current quarter largely resulted from gains realized on the sale of equity securities and resulted from Area's ongoing management of its equity securities portfolio. Gains on sales of loans increased $157,000 to $425,000 during the three-month period ended March 31, 1999. The increase for the quarter primarily resulted from increased sales of fixed-rate mortgage loans which were originated during the first quarter and held for sale. Other income totaled $1,124,000 during the first quarter of 1999 compared to $96,000 during the same period in 1998. The increase was $1,028,000 and primarily the result of an insurance settlement received during the current quarter totaling $945,000 from a loss occurring in 1994.

NON-INTEREST EXPENSES

The following table sets forth the components of non-interest expenses for the three months ended March 31, 1999 and 1998:

(Amounts in thousands, except percentages)

                                                               THREE MONTHS ENDED MARCH 31
                                                             -------    --------      ------
                                                               1999        1998      CHANGE
Salaries and employee benefits                               $ 9,090     $ 7,512     $ 1,578
Net occupancy expenses                                         1,283         937         346
Furniture and equipment expense                                1,490       1,043         447
Federal deposit insurance                                         68          24          44
Data processing expense                                        1,504         805         699
Advertising and community relations                              767         505         262
Insurance and taxes                                              552         506          46
Professional fees                                                652         833        (181)
Amortization of intangibles                                      876         511         365
Other                                                          2,009       2,250        (241)
                                                             -------    --------      ------
  TOTAL                                                      $18,291    $ 14,926      $3,365
                                                             =======    ========      ======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

NON-INTEREST EXPENSES (CONTINUED)

Non-interest expenses totaled $18,291,000 during the three-month period ended March 31, 1999. This amount represents an increase of $3,365,000 or 22.5% during the current quarter compared to the same period in 1998. Included in the non-interest expenses for the current quarter is approximately $1,208,000 from Peoples Bancorp of Winchester, which merged with Area in January 1999 (see Note
6). The merger was accounted for as a pooling-of-interests; however, due to the relative size of Peoples Bancorp of Winchester's financial condition and results of operations to that of Area, the historical financial statements of Area have not been restated to reflect this combination. Excluding the non-interest expenses related to Peoples, total non-interest expenses increased $2,157,000 or 14.5% from the first quarter of 1998. Salaries and employee benefits increased $1,578,000 or 21.0% to $9,090,000 in the first quarter of 1999. Excluding salaries and employee benefits related to Peoples, the increase would have been $1,100,000 or 14.6%. This increase was the result of merit increases and the creation of additional positions to staff Area for future growth. Net occupancy expenses increased $346,000 or 36.9% to $1,283,000. Modernizing several facilities and adding five new branches accounted for this increase. Furniture and equipment expenses totaled $1,490,000 compared to $1,043,000 during the first quarter of 1998. The increase was $447,000 or 42.9%. Excluding Peoples, the increase was $267,000 or 25.6% and occurred largely as a result of depreciation of equipment used to become Year 2000 ready. Data processing expenses totaled $1,504,000 during the current quarter compared to $805,000 for the same period in 1998. The increase was $699,000 or 86.8%. Included as part of this increase was $256,000 of costs to convert Peoples data processing system to Area's system. Excluding this one-time cost, data processing costs increased $443,000 or 55.0% as a result of continued enhancements to Area's data processing capabilities and expenses associated with modifying computer application systems for the Year 2000. Advertising and community relations increased $262,000 or 51.9% to $767,000 during the current quarter. Costs associated with selective advertising campaigns and a new customer information system were responsible for this increase. Professional fees declined $181,000 or 21.7% to $652,000 during the first quarter of 1999 primarily as a result of reduced acquisition activities. Amortization of intangibles increased $365,000 or 71.4% to $876,000 as a result of the amortization of intangibles associated with the acquisition of NationsBank of Kentucky, N.A. (see Note 6). Other non-interest expenses decreased $241,000 or 10.7% to $2,009,000 in the current quarter largely as a result of credit card expenses declining $179,000. This decrease was the result of netting related credit card income and expenses by Area's provider as discussed in "Non-Interest Income" above.

INCOME TAX EXPENSE

Income tax expense totaled $2,977,000 for the three-month period ended March 31, 1999 compared to $2,444,000 for the same period in 1998. The higher level of income tax expense for the current three-month period resulted from higher pre-tax earnings. The effective tax rate was 26.5% compared to 29.4% for the first quarter of 1998. The reduction in the effective tax rate during the current period primarily resulted from a $330,000 deferred tax benefit recorded as a result of the merger with Peoples Bancorp of Winchester (see Note 6). Peoples was a Subchapter "S" corporation prior to the merger. At the time of the merger, Peoples converted to a "C" corporation, and a net deferred tax benefit was recorded for its cumulative temporary differences. Without this benefit, the effective tax rate would have been 29.4%. The effective tax rate differs from the marginal income tax rate of 35% in both 1999 and 1998, primarily as a result of tax-exempt income and amortization of goodwill.

YEAR 2000

What is commonly referred to as "Year 2000"or "Y2K" presents potential problems that have received much publicity and may affect many computer systems currently in use. In these cases, the computer systems record years in a two-digit format that may lead to misinterpretation between year 2000 and year 1900. The result could lead to, among other things, business interruptions and errors in computations that use dates. The potential costs and uncertainties associated with Year 2000 will depend not only on the computer hardware and software currently in use at a specific company, but also the degree to which that company's suppliers and customers have addressed their individual Year 2000 issues.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

YEAR 2000 (CONTINUED)

In August 1997 management established a formal program to address Year 2000 issues. The program is comprised of five phases: (1) awareness; (2) assessment;
(3) remediation; (4) testing; and (5) validation. phases. Additionally, the program has full management support and has a project manager. The following is a brief discussion of each phase:

The awareness phase involved defining the Year 2000 problems and establishing an overall strategy. Area defines Year 2000 compliance as accurately processing date/time data including calculations involving dates occurring in years 2000 and beyond. The awareness phase began in August 1997 and is complete.

The assessment phase defined the size and complexity of the problems and the resources necessary to address Year 2000 issues. During this phase, Area comprehensively reviewed all computer systems and applications to determine which ones could be adversely affected by Year 2000. Area's data processing for its banking affiliates is performed primarily by a third party vendor. Consequently, Area depends upon this vendor for its mission-critical data processing. As of December 31, 1998, this vendor had informed Area that the vendor had made all reprogramming changes necessary to be Year 2000 ready. In addition, Area has reviewed Year 2000 issues with its other major business relationships, defined as those that may have a significant financial and/or operational impact on Area. Included with this review have been customers, vendors, counterparties, other non-Area banks, utilities and various intermediaries. Area has determined that there are two primary sources of third party risks within this group that may result in financial losses. The first is loan customers (primarily business related) of Area's affiliated banks that may experience financial difficulties as a result of not being year 2000 compliant which increases the potential for delays in receiving payments and/or loan charge-offs. Major borrowers have been reviewed using a Year 2000 credit risk assessment and no material issues were noted. The other third party risk is from Area's vendors and non-information technology systems including alarm systems, elevators, HVAC and cash vaults. All mission-critical vendors have been contacted and have indicated that they were Year 2000 ready at December 31, 1998. As of December 31, 1998, the assessment phase was completed.

The purpose of the remediation phase is to ensure all date routines have been corrected to properly address Year 2000 issues. As a result of Area's reliance upon third party vendors for a portion of its mission-critical functions, Area is working closely with these vendors. As of March 31, 1999, the remediation phase was approximately 99% complete and is expected to be finished in second quarter of 1999.

The testing phase encompasses actual testing of the new/renovated systems to ensure readiness. An independent consultant will assist management in conducting this phase. The testing phase was approximately 95% completed as of March 31, 1999, and is expected to be completed by June 30, 1999.

The final phase, validation, involves testing the new/renovated software and systems with actual data. This phase was approximately 90% complete as of March 31, 1999, and is expected to be completed by June 30, 1999.

Total cost to date, which includes consultants, software and hardware, has been approximately $3,400,000. Management estimates that the remaining cost to ensure Year 2000 readiness should not exceed $200,000. Significant portions of these costs are not incremental, but represent the redeployment of existing staff and information technology. However, there has been an opportunity cost associated with Year 2000 readiness because the staff involved would normally be spending their time on other projects. Finally, approximately $3,000,000 of the estimated cost of $3,600,000 is for capital expenditures that will be depreciated over their useful lives.

Management is currently completing a detailed contingency plan that will address the most reasonably likely scenarios of disruptions caused by Year 2000. The precise plans utilized will depend upon the exact problems that develop. Disruptions could range from discrete application-specific problems that can be resolved to systematic failures affecting the banking industry or other industries as a whole. Area can not identify every disruption that may affect it but has identified certain critical problems that may arise.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

YEAR 2000 (CONTINUED)

The following table presents each phase and its percentage completion on March 31, 1999 along with the estimated percentage completion on June 30, 1999 and December 31,1999:

      MANAGEMENT ESTABLISHED YEAR 2000 FORMAL PROGRAM
                                PERCENT COMPLETE

PHASE    DESCRIPTION     3-31-99 (ACTUAL)    6-30-99 (EST)
                         ---------------     -------------
  1      Awareness            100%            100%
  2      Assessment            99%            100%
  3      Remediation           99%            100%
  4      Testing               95%            100%
  5      Validation            90%            100%


B.       FINANCIAL POSITION

         Total assets increased $106,818,000 or 5.0% to $2,239,183,000 from
         December 31, 1998 and increased $367,856,000 or 19.7% from March 31, 1998. Excluding the merger with Peoples Bancorp of Winchester (see note
         6), assets decreased approximately $48,047,000 or 2.3% from year-end. Excluding the acquisition of NationsBank of Kentucky, N.A. and the merger with Peoples Bancorp of Winchester (see Note 6), assets grew approximately $73,191,000 or 3.9% from March 31, 1998. Assets averaged $2,251,909,000 in the quarter ended March 31, 1999 compared to $1,803,214,000 during the same period in 1998. The growth from March 31, 1998 to March 31, 1999 was $448,695,000 or 24.9%. Earning assets totaled $2,056,695,000 on March 31, 1999, an increase of $130,453,000 or 6.8% over December 31, 1998 and $306,492,000 or 17.5% over March 31,
         1998.

         SHORT-TERM INVESTMENTS AND SECURITIES

         Short-term investments, which include interest-bearing deposits with banks and federal funds sold, totaled $19,336,000 on March 31, 1999, a decrease of $3,098,000 from year-end balances of $22,434,000 and a decrease of $7,414,000 from March 31, 1998.

         Securities represent 26.8% of earning assets. They totaled $550,201,000 on March 31, 1999, an increase of $91,458,000 or 19.9% from December 31, 1998 and $114,428,000 or 26.3% from March 31, 1998. The change for the first three months of 1999 largely resulted from securities acquired in the merger with Peoples Bancorp of Winchester (see Note 6) and increases in U.S. Treasury and federal agency securities resulting from utilizing excess funds created by deposit growth exceeding loan growth during this period. The held-to-maturity and available-for-sale portfolios as of March 31, 1999 consisted of 47.9% in U.S. and other government agency securities, 11.2% in mortgage-backed securities, 25.6% in state and municipal securities and 15.3% in equity and other securities. The comparable distributions at December 31, 1998 were 41.3%, 15.0%, 30.0% and 13.7%, respectively.

         LOANS

         Loans, including loans held for sale increased $41,352,000 or 2.9% to $1,468,127,000 during the three months ended March 31, 1999 and $271,745,000 or 22.7% from March 31, 1998. Excluding the merger with Peoples Bancorp of Winchester (see note 6), loans declined approximately $56,979,000 or 3.9% during the first three months of 1999. Loans, including loans held for sale, represent the largest category of earning assets, comprising 71.4% of earning assets as of March 31, 1999, 74.0% as of December 31, 1998 and 68.1% as of March 31, 1998.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

         LOANS (CONTINUED)

         The following table presents the major categories of loans including loans held for sale:

         (Amounts in thousands)

                                                                  MARCH 3       DECEMBER 31       MARCH 31
                                                                    1999           1998             1998
          Commercial                                             $  517,493      $  503,173      $  325,078
          Real estate                                               753,351         731,620         667,502
          Consumer installment and other loans                      197,283         191,982         203,802
                                                                 ----------      ----------      ----------
          Total                                                  $1,468,127      $1,426,775      $1,196,382
                                                                 ==========      ==========      ==========

         DEPOSITS

         Deposits totaled $1,756,815,000 on March 31, 1999, an increase of $64,951,000 or 3.8% from December 31, 1998 and $299,485,000 or 20.6%
         from March 31, 1998. Excluding deposits acquired as a result of the merger with Peoples Bancorp of Winchester (see Note 6), deposits declined approximately $74,047,000 or 4.4% from December 31, 1998 to March 31, 1999. Non-interest-bearing deposits declined $15,186,000 or 6.0% to $236,764,000 from year-end totals, while interest-bearing deposits increased $80,137,000 or 5.6% to $1,520,051,000 during this period. Average deposits increased $376,156,000 or 26.7% in the three months ended March 31, 1999 compared to the same period in 1998. Average non-interest bearing deposits increased $89,762,000 or 61.2% during the first quarter compared to the same period last year while average interest bearing deposits increased $286,394,000 or 22.7%.

         BORROWED FUNDS

         Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings increased by $2,167,000 or 1.3% to $172,893,000 from $170,726,000 on December 31,
         1998 while decreasing $14,647,000 or 7.8% from March 31, 1998.
         Repayment of Federal Home Loan Bank advances accounted for substantially all of the year-to-date decrease. Increased deposits that were not invested in loans or securities provided the funds to repay these advances.

         CAPITAL RESOURCES

         Shareholders' equity totaled $272,402,000 at March 31, 1999, an increase of $34,189,000 or 14.4% from December 31, 1998 and $68,004,000 or 33.3% since March 31, 1998. Out of net income of $8,278,000 during the first three months of 1999, $7,515,000 was retained after paying dividends to shareholders of $763,000. Additional sources of shareholders' equity growth during the first quarter of 1999 were increases of $12,982,000 in other comprehensive income as a result of increases in the market value of the equity securities portfolio and $13,628,000 of additional common stock issued in the merger with Peoples Bancorp of Winchester (see Note 6).

         The shareholders' equity-to-asset ratio was 12.17% at March 31, 1999 compared to 11.17% on December 31, 1998 and 10.92% as of March 31, 1998.

         Book value per share was $16.05, $15.20 and $13.08 at March 31, 1999, December 31, 1998 and March 31, 1998, respectively

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

         CAPITAL RESOURCES (CONTINUED)

         A summary of the regulatory capital ratios is shown below:

                                                                 REGULATORY CAPITAL REQUIREMENTS
                                        MARCH 31   DECEMBER 31       WELL        MINIMUM
                                          1999        1998        CAPITALIZED    REQUIRED
                                        --------   -----------    -----------    --------
Leverage Ratio                           8.51%       8.29%          5.00%          4.00%
Tier I Risk Based Capital Ratio         12.04%      11.82%          6.00%          4.00%
Total Risk Based Capital Ratio          14.36%      13.08%         10.00%          8.00%

           ASSET QUALITY

           At March 31, 1999, the allowance for loan losses was $23,616,000 or 1.62% of quarter-end loans, as compared to 1.53% of loans at December 31, 1998 and 1.72% as of March 31, 1998. The ratio of the allowance for loan losses to non-performing assets increased to 570.2% at March 31, 1999, compared with 513.2% at December 31, 1998 resulting from an increase in the allowance for loan losses and a slight reduction in total nonperforming assets. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Currently, year-to-date net charge-offs (loan charge-offs less recoveries) are at 0.02% (annualized) of average year-to-date loans compared to 0.07% (annualized) during the same period in 1998.

           Management maintains the allowance for loan losses at a level that is sufficient to absorb the losses that, in the reasonable opinion and judgment of management, are known and inherent in the loan portfolio. Management's evaluation includes an analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within Area's markets. Area bases additional allocations for the allowance on specifically identified potential loss situations.

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

           The following schedule shows the dollar amount of assets at March 31, 1999, December 31, 1998 and March 31, 1998, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing, other real estate owned and in-substance foreclosures:

           (In thousands)                                               MARCH 31  DECEMBER 31   MARCH 31
                                                                          1999        1998        1998
                                                                          ----        ----        ----
Nonaccrual loans                                                         $1,418      $1,787      $2,093
Loans contractually past due 90 days or more as to
     interest or principal and still accruing                             1,057         757       1,025
                                                                         ------      ------      ------
     TOTAL NONPERFORMING AND RESTRUCTURED LOANS                           2,475       2,544       3,118
Other real estate owned                                                   1,667       1,675       1,393
                                                                         ------      ------      ------
     TOTAL NONPERFORMING ASSETS                                          $4,142      $4,219      $4,511
                                                                         ======      ======      ======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

C.       LIQUIDITY

         Deposits have historically provided Area with a major source of stable and relatively low-cost funding. Secondary sources of liquidity include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings.

         As of March 31, 1999, 78.5% of total assets were funded by core deposits while 7.7% were funded with secondary sources of liquidity discussed above, compared to 79.3% and 8.0%, respectively, as of December 31, 1998.

         The net loan-to-deposit ratio decreased from 82.2% on December 31, 1998 to 81.5% on March 31, 1999 as a result of an increase in total deposits exceeding the increase in loans during the period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Area's March 31, 1999 analysis of the impact of changes in interest rates on net interest income over the next 12 months indicates no significant changes in the Area's exposure to interest rate changes since December 31, 1998. The table below illustrates the simulation analysis of the impact of a 50 (.50%) and 100 (1.00%) basis point upward and downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from March 31, 1999 levels, and remained constant at those levels thereafter:

         INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
         (In thousands, except per share data)

                                                                               CHANGE IN INTEREST RATES FROM MARCH 31, 1999 RATES
                                                                                    INCREASE                        DECREASE
          SIMULATED PRE-TAX IMPACT IN THE NEXT 12 MONTHS                      +100BP          +50BP          -50BP           -100BP
                                                                              ------          -----          -----           ------
          Net interest income (taxable equivalent) increase (decrease)       $(2,621)       $(1,561)         $ 737           $1,234
          Net income per share-basic increase (decrease)                     $ (0.10)       $ (0.06)         $0.03           $ 0.07
          Net income per share-diluted increase (decrease)                   $ (0.10)       $ (0.06)         $0.03           $ 0.07

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings
                   Not applicable.

          Item 2.  Changes in Securities
                   Not applicable.

          Item 3.  Defaults Upon Senior Securities
                   Not applicable.

          Item 4. Submission of Matters to a Vote of Security Holders Not applicable

                  Pursuant to Rule 14a-4(c)(1) promulgated under to Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the 2000 Annual Meeting of Shareholders must notify Area in writing at its principal office at P.O. Box 786, Owensboro, Kentucky 42302-0786 of the contents of such proposal no later than November 1, 1999. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

           OTHER INFORMATION (CONTINUED)

           Item 5.  Other Information
                    Not applicable.

           Item 6.  Exhibits and Reports on Form 8-K

             Exhibit No.                  Description of Exhibit
             -----------                  ----------------------

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

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

               13.1**      1998 Annual Report to Shareholders

               21.1**      Subsidiaries of Registrant

               23.1**      Consent of Independent Auditors

               27.1        Financial Data Schedule (EDGAR version only)

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

           Item 6.  Exhibits and Reports on Form 8-K (continued)

 *The indicated exhibit is a compensatory plan or arrangement.
**Previously filed.

         b) Two reports on Form 8-K dated January 5, 1999 and February 23, 1999 were filed with the United States Securities and Exchange Commission and reported the following information under "Item 5-Other Events":

         On January 4, 1999, Area Bancshares Corporation of Owensboro, Kentucky acquired 100% of the outstanding shares of common stock of Peoples Bancorp of Winchester, Inc. in a merger transaction. In the transaction, accounted for as a pooling-of-interests, Peoples' shareholders received 17.333333 shares of Area common stock for each one share of Peoples common stock held. Peoples' business is conducted primarily through its bank subsidiary, Peoples Commercial Bank, which is located in Winchester, Kentucky. As a result of the merger, Area issued 1,300,000 shares of common stock with no long-term debt being incurred. The physical assets of Peoples Commercial Bank will continue to be used by it for general banking purposes.

         On February 19, 1999, Area Bancshares Corporation reported the results of operations for the first month following its merger with Peoples Bancorp of Winchester, Inc. a $165 million bank holding company headquartered in Winchester, Kentucky. The merger was effective January 4, 1999, and was accounted for as a pooling-of-interests. As a result of the merger, Area issued 1,300,000 shares of common stock.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  AREA BANCSHARES CORPORATION



Date:   May 13, 1999   By:  /S/ Thomas R. Brumley
       -------------        ------------------------------------------
                            Thomas R. Brumley
                            President and Chief Executive Officer
                            (Principal Executive Officer)



Date:    May 13, 1999  By:  /S/ John A. Ray
       --------------      ---------------------------------------------------
                           John A. Ray
                           Executive Vice President and Chief Operating Officer
                           (Principal Financial Officer)


Date:    May 13, 1999  By:  /S/ Gary R. White
       --------------       ------------------------------------------------
                            Gary R. White
                            Vice President, Controller
                            (Principal Accounting Officer)