Form 10-Q
period 1999-06-30
AREA BANCSHARES CORP
filed 1999-08-10
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For quarter ended June 30, 1999

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


       Registrant's telephone number, including area code: (270) 926-3232
                                                           --------------

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

       Class:  Common stock
       No Par Value
       Shares Outstanding: As of July 31, 1999: 16,851,804

                           AREA BANCSHARES CORPORATION
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                PAGE NUMBER
     Item 1.  Financial Statements                                                                                 3

              Unaudited consolidated balance sheets, June 30, 1999, December 31, 1998                              3
              and June 30, 1998

              Unaudited consolidated statements of income, three and six months ended                              4
              June 30, 1999 and 1998

              Unaudited consolidated statements of comprehensive income, three and six months ended
              June 30, 1999 and 1998                                                                               5

              Unaudited consolidated statements of shareholders' equity, year ended December 31,
              1998 and six months ended June 30, 1999                                                              6

              Unaudited consolidated statements of cash flows, three and six months ended
              June 30, 1999 and 1998                                                                               7

              Notes to unaudited consolidated financial statements                                                 9

     Item 2.  Management's discussion and analysis of financial condition and results of operations               12

              Results of operations                                                                               13

              Financial position                                                                                  22

              Liquidity                                                                                           25

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          25

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                   26

     Item 2.  Changes in Securities                                                                               26

     Item 3.  Defaults Upon Senior Securities                                                                     26

     Item 4.  Submission of Matters to a Vote of Security Holders                                                 26

     Item 5.  Other Information                                                                                   27

     Item 6.  Exhibits and Reports on Form 8-K                                                                    27

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  JUNE 30        DECEMBER 31        JUNE 30
                                                                                    1999            1998              1998
ASSETS
Cash and due from banks                                                         $    89,618      $   122,654      $    77,326
Interest bearing deposits with banks                                                  6,528            8,434            9,090
Federal funds sold                                                                   10,611           14,000            8,000
Securities:
     Available for sale (amortized cost of $350,866, $292,394 and $394,875)         392,662          340,874          425,575
     Held to maturity (fair value of $127,227, $124,553, and $119,854)              124,643          117,869          113,900
                                                                                -----------      -----------      -----------
          TOTAL SECURITIES                                                          517,305          458,743          539,475
                                                                                -----------      -----------      -----------

Mortgage loans held for sale                                                         10,239           14,208           13,483

Loans, net of unearned discount                                                   1,521,306        1,412,567        1,194,565
     Less allowance for loan losses                                                  23,553           21,651           20,109
                                                                                -----------      -----------      -----------
          NET LOANS                                                               1,497,753        1,390,916        1,174,456
                                                                                -----------      -----------      -----------

Premises and equipment, net                                                          45,235           41,267           32,459
Goodwill and other intangible assets                                                 34,892           34,342           13,960
Other assets                                                                         46,275           47,801           41,228
                                                                                -----------      -----------      -----------
          TOTAL ASSETS                                                          $ 2,258,456      $ 2,132,365      $ 1,909,477
                                                                                ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing                                                         $   238,148      $   251,950      $   190,499
   Interest-bearing                                                               1,485,504        1,439,914        1,284,526
                                                                                -----------      -----------      -----------
     TOTAL DEPOSITS                                                               1,723,652        1,691,864        1,475,025
                                                                                -----------      -----------      -----------

Federal funds purchased                                                              74,563            1,107           20,789
Securities sold under agreements to repurchase                                      109,818          111,441          101,683
Notes payable to the U.S. Treasury                                                   15,842            1,054           22,497
Advances from the Federal Home Loan Bank                                             35,158           41,309           48,691
Other borrowings                                                                        256           15,815            2,712
Accrued expenses and other liabilities                                               30,618           31,562           20,496
                                                                                -----------      -----------      -----------
     TOTAL LIABILITIES                                                            1,989,907        1,894,152        1,691,893
                                                                                -----------      -----------      -----------
      SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 500,000 shares; none issued                    --               --               --
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding June 30, 1999, 16,856,596, December 31, 1998, 15,669,729
     and June 30, 1998, 15,638,516                                                   29,050           24,397           24,350
Paid-in capital                                                                      35,632           35,632           35,632
Retained earnings                                                                   177,611          147,474          138,722
Deferred compensation on restricted stock                                              (562)            (612)            (662)
ESOP and MRP loan obligations                                                          (216)            (216)            (337)
Accumulated other comprehensive income                                               27,034           31,538           19,879
                                                                                -----------      -----------      -----------
     TOTAL SHAREHOLDERS' EQUITY                                                     268,549          238,213          217,584
                                                                                -----------      -----------      -----------

Commitments and contingent liabilities
                                                                                -----------      -----------      -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 2,258,456      $ 2,132,365      $ 1,909,477
                                                                                ===========      ===========      ===========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   JUNE 30                 JUNE 30
                                                               1999        1998       1999        1998
Interest Income:
     Loans, including fees                                   $31,627     $27,512     $62,873     $55,751
     Interest bearing deposits with banks                         89          89         192         158
     Federal funds sold                                          240       1,129         965       1,591
     Taxable securities                                        4,799       4,991       9,535       9,714
     Tax exempt securities                                     1,966       1,554       3,924       3,456
                                                             -------     -------     -------     -------
          TOTAL INTEREST INCOME                               38,721      35,275      77,489      70,670
                                                             -------     -------     -------     -------
Interest expense:
     Interest on deposits                                     14,868      14,569      30,564      28,751
     Interest on borrowings                                    2,229       2,252       4,566       4,563
                                                             -------     -------     -------     -------
          TOTAL INTEREST EXPENSE                              17,097      16,821      35,130      33,314
                                                             -------     -------     -------     -------
          Net interest income                                 21,624      18,454      42,359      37,356

Provision for loan losses                                        192         101         356         713
                                                             -------     -------     -------     -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      21,432      18,353      42,003      36,643
                                                             -------     -------     -------     -------
Non-interest income:
     Commissions and fees on fiduciary activities              1,367       1,169       2,706       2,428
     Service charges on deposit accounts                       2,205       1,727       4,371       3,526
     Other service charges, commissions and fees               1,510       1,886       2,834       3,290
     Security gains (losses), net                             17,786          --      20,383         125
     Gains on sales of loans, net                                334       2,372         759       2,640
     Other non-interest income                                   111         100       1,235         196
                                                             -------     -------     -------     -------
          TOTAL NON-INTEREST INCOME                           23,313       7,254      32,288      12,205
                                                             -------     -------     -------     -------
Non-interest expenses:
     Salaries and employee benefits                            8,546       7,589      17,636      15,101
     Net occupancy expense                                     1,322         879       2,605       1,816
     Furniture and equipment expense                           1,567         998       3,057       2,041
     Federal deposit insurance                                    69         131         137         155
     Data processing expense                                   1,366       1,056       2,870       1,861
     Other non-interest expenses                               5,531       5,047      10,387       9,652
                                                             -------     -------     -------     -------
          TOTAL NON-INTEREST EXPENSES                         18,401      15,700      36,692      30,626
                                                             -------     -------     -------     -------

       Income before income tax expense                       26,344       9,907      37,599      18,222
Income tax expense                                             8,846       3,020      11,823       5,464
                                                             =======     =======     =======     =======
          NET INCOME                                         $17,498     $ 6,887     $25,776     $12,758
                                                             =======     =======     =======     =======

Per common share:
     Net income-basic                                        $  1.03     $ 0.44      $  1.52     $  0.82
               -diluted                                         1.02       0.43         1.50        0.80
     Cash dividends                                             0.05       0.035        0.09        0.07


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED JUNE 30
                                                                                   1999         1998
Net income                                                                       $ 17,498      $ 6,887

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period             (5,925)       6,502
           Less reclassification adjustment for gains included in net income       11,561            0
                                                                                 --------      -------

Other comprehensive income                                                        (17,486)       6,502
                                                                                 --------      -------

COMPREHENSIVE INCOME                                                             $     12      $13,389
                                                                                 ========      =======




                                                                               SIX MONTHS ENDED JUNE 30
                                                                                   1999         1998
Net income                                                                       $ 25,776      $12,758

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period              8,745        8,452
           Less reclassification adjustment for gains included in net income       13,249           81
                                                                                 --------      -------

Other comprehensive income                                                         (4,504)       8,371
                                                                                 --------      -------

COMPREHENSIVE INCOME                                                             $ 21,272      $21,129
                                                                                 ========      =======



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         YEAR ENDED DECEMBER 31, 1998 AND SIX MONTHS ENDED JUNE 30, 1999
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                  COMMON       COMMON   PAID-IN    RETAINED     DEFERRED      ESOP AND      ACCUMULATED     TOTAL
                                  STOCK-       STOCK-   CAPITAL    EARNINGS   COMPENSATION    MRP LOAN         OTHER
                                  SHARES       AMOUNT                         ON RESTRICTED  OBLIGATIONS   COMPREHENSIVE
                                                                                  STOCK                        INCOME
Balance, December 31, 1997       15,576,916   $ 24,254   $35,632   $126,104       $(612)        $ (337)       $ 11,508     $196,549

Net income                                                           22,626                                                  22,626
Cash dividends declared
   ($.155 per share)                                                 (2,420)                                                 (2,420)
Repurchase of common stock           (3,000)        (5)                 (76)                                                    (81)
Stock options exercised,
   including tax benefits            92,238        143                1,145                                                   1,288
Amortization of deferred
   compensation on
   restricted stock                                                                 100                                         100
Net restricted stock issued           3,575          5                   95        (100)                                       ----
Repayment of ESOP loan
   obligations                                                                                     121                          121
Change in other comprehensive
   income (loss), net of tax                                                                                    20,030       20,030
                                 ----------    -------   -------   --------       -----          -----         -------     --------
Balance, December 31, 1998       15,669,729     24,397    35,632    147,474        (612)          (216)         31,538      238,213

Net income                                                           25,776                                                  25,776
Cash dividends declared
   ($.095 per share)                                                 (1,606)                                                 (1,606)
Repurchase of common stock         (116,312)      (200)              (2,848)                                                 (3,048)
Stock options exercised,
   including tax benefits             3,210          8                   31                                                     39
Amortization of deferred
   compensation on
   restricted stock                                                                  50                                         50
Common stock issued               1,299,969      4,845                8,784                                                 13,629
Change in other comprehensive
   income (loss), net of tax                                                                                    (4,504)      (4,504)
Balance, June 30, 1999           16,856,596    $29,050   $35,632   $177,611       $(562)         $(216)        $27,034     $268,549
                                 ==========    =======   =======   ========       =====          =====         =======     ========



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)



                                                                        1999           1998
                                                                     (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                      $  25,776      $  12,758
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                             356            713
     Depreciation, amortization and accretion, net                       3,095          1,542
     Gain on sales of securities and loans, net                        (21,142)        (2,765)
     Loss on sales of other real estate owned                                2             41
     (Gain) on disposals of equipment                                      (25)           (11)
     Deferred income taxes                                               3,043         (1,745)
     Proceeds from sales of trading account securities                      --         19,760
     Proceeds from maturities of trading account securities                 --         99,994
     Purchases of trading account securities                                --        (73,870)
     Purchases of mortgage loans held for sale                         (70,968)       (92,166)
     Proceeds from sales of mortgage loans held for sale                75,337         88,856
     Other, net                                                          4,746          1,417
                                                                     ---------      ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           20,220         54,524
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease (increase) in interest bearing deposits with banks         1,906         (3,286)
     Proceeds from sales of securities available for sale                9,580          2,652
     Proceeds from sales of securities held to maturity                     --             --
     Proceeds from maturities of securities available for sale         116,624         82,253
     Proceeds from maturities of securities held to maturity            26,597          3,543
     Calls of securities available for sale                              3,200          2,000
     Calls of securities held to maturity                                1,576          1,441
     Purchases of securities available for sale                       (166,540)      (153,000)
     Purchases of securities held to maturity                           (7,694)        (1,993)
     Decrease (increase) in federal funds sold and securities
        purchased under agreements to resell                            25,517         (8,000)
     Loans originated, net of principal collected on loans              (8,736)        18,362
     Purchases of premises and equipment                                (5,252)        (4,558)
     Cash and cash equivalents from acquisitions                         7,249             --
     Proceeds from sale of ABC Credit loans                                 --         13,568
     Proceeds from sales of other real estate owned                        478            187
     Proceeds from sales of premises and equipment                         230             --
                                                                     ---------      ---------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                      4,735        (46,831)
                                                                     ---------      ---------





                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)





                                                                              1999           1998
                                                                           (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in deposits                                        $(114,411)     $ 41,893
     Increase (decrease) in federal funds purchased                            73,456       (17,902)
     Decrease in securities sold under agreements to repurchase                (3,673)       (8,178)
     Increase in notes payable to the U.S. Treasury                            14,788         2,916
     Decrease in advances from the Federal Home Loan Bank                      (7,977)      (35,645)
     Increase (decrease) in other borrowings                                  (15,559)        2,315
     Proceeds from issuance of common stock and stock options exercised            39           948
     Repurchase of common stock                                                (3,048)           --
     Cash dividends paid                                                       (1,606)       (1,092)
                                                                            ---------      --------
          NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES                    (57,991)      (14,745)
                                                                            ---------      --------

DECREASE IN CASH AND DUE FROM BANKS                                           (33,036)       (7,052)
CASH AND DUE FROM BANKS, JANUARY 1                                            122,654        84,348
                                                                            ---------      --------
CASH AND DUE FROM BANKS, JUNE 30                                            $  89,618      $ 77,326
                                                                            =========      ========

Cash flow information:
     Income tax payments                                                    $   7,400      $  4,650
     Interest payments                                                      $  35,238      $ 33,394
Non-cash transactions:
     Loans transferred to other assets                                      $   1,132      $  1,592



















SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998

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

           As noted in the footnotes to its annual report of Form 10-K, Area utilizes interest rate swaps, which are derivative financial instruments, for hedging purposes to reduce exposure to adverse changes in interest rates. All of the interest rate swaps are accounted for as "hedges" and relate to specific assets or liabilities or groups of assets or liabilities.

NOTE 2.    NET INCOME PER COMMON SHARE

           Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

           Diluted earnings per share gives effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options.

           The components of basic and diluted earnings per share are as follows:



                                                                           THREE MONTHS             SIX MONTHS
                                                                           ENDED JUNE 30           ENDED JUNE 30
                                                                          1999        1998        1999        1998
                                                                          ----        ----        ----        ----

           (Amounts in thousands, except per share data)
           NET INCOME, BASIC AND DILUTED                                $17,498     $ 6,887     $25,776     $12,758
                                                                        =======     =======     =======     =======
           Average shares outstanding                                    16,916      15,635      16,916      15,624
           Effect of dilutive securities                                    248         285         249         281
                                                                        -------     -------     -------     -------
           Average shares outstanding including dilutive securities      17,164      15,920      17,165      15,905
                                                                        =======     =======     =======     =======
           NET INCOME PER SHARE, BASIC                                  $  1.03     $  0.44     $  1.52     $  0.82
                                                                        =======     =======     =======     =======
           NET INCOME PER SHARE, DILUTIVE                               $  1.02     $  0.43     $  1.50     $  0.80
                                                                        =======     =======     =======     =======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998

NOTE 3.    SECURITIES

           The amortized cost and approximate market values of securities as of June 30, 1999 and December 31, 1998 are as follows:

           AVAILABLE FOR SALE
           (Amounts in thousands)


                                                               AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                                  COST             GAINS             LOSSES            VALUE
                                                                  ----             -----             ------            -----

           U.S. Treasury and federal agencies                  $ 227,689          $    266          $  1,374         $ 226,581
           Mortgage-backed securities                             70,205               570               780            69,995
           Obligations of state and political subdivisions        20,201               310               183            20,328
           Equity and other securities                            32,771            43,326               339            75,758
                                                               =========          ========          ========         =========
           BALANCE AT JUNE 30, 1999                            $ 350,866          $ 44,472          $  2,676         $ 392,662
                                                               =========          ========          ========         =========

           During the first six months of 1999, the after-tax net unrealizable gain/(loss) reported as a separate component of equity (accumulated other comprehensive income) decreased from $31,538,000 to $27,034,000 on June 30, 1999, thus decreasing shareholders' equity. The decrease was largely the result of the sale of securities with gains that were realized.

           The amortized cost of equity and other securities increased from $17,613,000 to $32,587,000 during the six months ended June 30, 1999 as a result of an increase in short-term money market accounts from $297,000 on December 31, 1998 to $15,651,000 on June 30, 1999. Funds
           to increase these short-term money market accounts were obtained as a result of the sale of equity securities.


                                                             AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                               COST              GAINS             LOSSES            VALUE
                                                               ----              -----             ------            -----

           U.S. Treasury and federal agencies                $ 187,993         $   1,697          $    226         $ 189,464
           Mortgage-backed securities                           68,094               836                71            68,859
           Obligations of state and political subdivisions      18,894             1,075                13            19,756
           Equity and other securities                          17,613            45,413               231            62,795
                                                             =========         =========          ========         =========
           BALANCE AT DECEMBER 31, 1998                      $ 292,394         $  49,021          $    541         $ 340,874
                                                             =========         =========          ========         =========

           HELD TO MATURITY
           (Amounts in thousands)

                                                             AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                               COST              GAINS             LOSSES            VALUE
                                                               ----              -----             ------            -----

           JUNE 30, 1999
           Obligations of state and political subdivisions   $ 124,643         $  3,402          $     818         $ 127,227
                                                             =========         ========          =========         =========

                                                             AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                               COST              GAINS             LOSSES            VALUE
                                                               ----              -----             ------            -----
           DECEMBER 31, 1998
           Obligations of state and political subdivisions   $ 117,869         $  6,863          $     179         $ 124,553
                                                             =========         ========          =========         =========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998

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

           Area must adopt SFAS No. 133 (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133") by January 1, 2001, however early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Area has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of adoption.

NOTE 5.    INTANGIBLES

           The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $31,525,000 and $30,564,000 net of accumulated amortization as of June 30 , 1999 and December 31, 1998, respectively, is being amortized predominately over a 10-20 year period on a straight-line basis. Other intangible assets consist of the value of core deposits purchased of approximately $2,579,000 and $2,915,000, net of accumulated amortization, as of June 30, 1999 and December 31, 1998, respectively, which is being amortized by an accelerated method over ten years and a purchased bank charter of $788,000 and $863,000 as of June 30, 1999 and December 31, 1998,
           respectively, which is being amortized over a 10-year period on a straight-line basis. Amortization expense for the three-month periods ended June 30, 1999 and 1998 was $861,000 and $761,000, respectively. Amortization expense for the six-month periods ended June 30, 1999 and 1998 was $1,737,000 and $1,352,000, respectively.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           GENERAL

           Area is a multi-bank holding company that was incorporated in Kentucky in 1976 and is registered under the Bank Holding Company Act of 1956, as amended. On June 30, 1999, Area directly controlled five affiliated commercial banks and indirectly controlled eight additional commercial banks through the ownership of holding companies, all of which are located in Kentucky. Of the banks controlled by Area, four are national banks and nine are state banks.

           Area and its subsidiaries engage in retail and commercial banking. In connection with these services, Area provides the usual products and services of retail and commercial banking such as deposits, commercial loans, personal loans and trust services. The principal business of Area consists of making loans. The principal markets for these loans are businesses and individuals. These loans are made at the offices of the affiliated banks and subsidiaries, and some are sold on the secondary market. Area also engages in activities that are closely related to banking, including mortgage banking and investment brokerage.

           The discussion that follows is intended to provide additional insight into Area's financial condition and results of operations which includes the acquisition of NationsBank of Kentucky, N.A. since August 23, 1998 and the merger with Peoples Bancorp of Winchester since January 4, 1999 (see Note 6 in the accompanying unaudited financial statements for details of these transactions). Where appropriate, the impact of these transactions on Area's results of operations and financial condition will be discussed, otherwise it can be assumed that they were not material. This discussion should be read with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.

           FORWARD LOOKING STATEMENTS

           Certain statements contained in this Quarterly Report on Form 10-Q and the exhibits to this quarterly report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by Area with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Area that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of Area's plans and objectives, including those relating to products or services; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998

A.       RESULTS OF OPERATIONS

         Net income for the quarter ended June 30, 1999 was $17,498,000 versus $6,887,000 in the same period of 1998. Diluted earnings per share were $1.02 compared to $0.43 for the same period in 1998. The increase during the current quarter from the second quarter of 1998 was $10,611,000 or 154.1% for net income and $0.59 or 137.2% per diluted share. The improved earnings during the quarter were largely the result of an increase in security gains from none in the second quarter of 1998 to $17,786,000 in the similar period in 1999, an increase in net interest income on a taxable equivalent basis totaling $3,217,000, an increase in non-interest income amounting to $16,059,000 (included is an increase of $17,786,000 in security gains off-set by a reduction totaling $2,038,000 in gains on the sale of loans). These increases in net income were partially off-set by a $2,701,000 increase in non-interest expenses. The gains on the sale of securities reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

         Year-to-date earnings were $25,776,000 compared to $12,758,000 for the first two quarters of 1998. Diluted earnings per share totaled $1.50 for 1999 compared to $0.80 during the same period in 1998. The year-to-date increases were $13,018,000 or 102.0% for net income and $0.70 or 87.5% per diluted share. Earnings for the six months ended June 30, 1999 reflected an increase in security gains from $125,000 in the first six months of 1998 to $20,383,000 in the first half of 1999, an increase in net interest income on a taxable equivalent basis of $5,088,000 or 12.9%, a reduction in the provision for loans losses of $357,000 and an increase of $20,083,000 or 164.5% in non-interest income (included in this increase is an increase of $20,258,000 in security gains off-set by a reduction totaling $1,881,000 in gains on sales of loans). An increase of $6,066,000 or 19.8% in non-interest expenses partially offset these increases in earnings.

         Area believes that the most meaningful comparison of the results of operations excludes nonrecurring items. During the current quarter security gains in the amount of $11,561,000 after-tax ($17,786,000 pre-tax) were recorded. During the second quarter of 1998 a consumer loan subsidiary sold its loan portfolio for a gain of $1,344,000 after-tax ($2,068,000 pre-tax). There were no security gains in the second quarter of 1998. Net income during the first quarters of 1999 and 1998, adjusted for these items, totaled $5,937,000 or $0.35 per diluted share and $5,543,000 or $0.35 per diluted share, respectively. Adjusted net income increased $394,000 or 7.1% while adjusted diluted earnings per share remained unchanged at $0.35 from the second quarter of 1998.

         Several items affected the first six months of both 1999 and 1998. During the six months ended June 30, 1999 Area recorded security gains of $13,249,000 after-tax ($20,383,000 pre-tax), a favorable insurance settlement totaling $615,000 after-tax ($945,000 pre-tax) and $122,000 of after-tax merger-related adjustments which enhanced net income. For the first six months of 1998 security gains totaled $81,000 after-tax (($125,000 pre-tax) and a consumer loan subsidiary sold its loan portfolio for a gain of $1,344,000 after-tax ($2,068,000 pre-tax). Net income for the first half of 1999, adjusted for these items, totaled $11,790,000 or $0.69 per diluted share compared to $11,333,000 or $0.71 per diluted share earned during the first half of 1998. Adjusted net income increased $457,000 or 4.0% while adjusted diluted earnings per share decreased $0.02 or 2.8%. The following table reconciles net income as reported with adjusted net income:


         ADJUSTED NET INCOME                         3 MONTHS ENDED             6 MONTHS ENDED
         (Amount in thousands)                           JUNE 30                    JUNE 30
                                                    1999         1998          1999          1998
                                                    ----         ----          ----          ----
         Net income as reported                   $ 17,498      $ 6,887      $ 25,776      $ 12,758

         Add or (deduct) net of taxes:
         Security gains                            (11,561)          --       (13,249)          (81)
         Insurance settlement                           --           --          (615)           --
         Merger-related adjustments                     --           --          (122)           --
         Gain on sale of a subsidiary's loans           --       (1,344)           --        (1,344)
                                                  --------      -------      --------      --------
         ADJUSTED NET INCOME                      $  5,937      $ 5,543      $ 11,790      $ 11,333
                                                  ========      =======      ========      ========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998

A.       RESULTS OF OPERATIONS (CONTINUED)

         Return on average assets was 3.13% (annualized) in the second quarter of 1999 compared to 1.50% (annualized) during the same period of 1998. Adjusted return on average assets (excluding the items discussed above) totaled 1.06% (annualized) during the quarter ended June 30, 1999 compared to 1.20% for the same period in 1998. Return on average equity was 25.66% (annualized) for the quarter ended June 30, 1999 compared to 13.43% during the second quarter of 1998. Adjusted return on average equity (excluding the items discussed above) was 8.71% (annualized) for the quarter ended June 30, 1999 and 10.81% for the second quarter of 1998.

         Return on average assets was 2.31% (annualized) for the first six months of 1999 compared to 1.40% (annualized) during the same period of 1998. Adjusted return on average assets (excluding the items discussed above) totaled 1.06% (annualized) during the six months ended June 30, 1999 compared to 1.25% for the same period in 1998. Return on average equity was 19.63% (annualized) for the first half of 1999 compared to 12.67% during the same period of 1998. Adjusted return on average equity (excluding the nonrecurring items discussed above) was 8.98% (annualized) for the six-months ended June 30, 1999 and 11.26% for the same period of 1998.

         The following table provides selected operating data, per share data, selected ratios and average balances for the three and six-month periods ended June 30, 1999 and 1998:

         EXHIBIT 1: HIGHLIGHTS

         (Amounts in thousands, except percentages and per share data)


                                                            3 MONTHS ENDED                          6 MONTHS ENDED
                                                                JUNE 30                                JUNE 30
                                                           1999         1998       CHANGE       1999           1998         CHANGE
                                                           ----         ----       ------       ----           ----         ------
         OPERATING DATA
            Net income                                   $17,498       $6,887    $ 10,611     $25,776        $12,758       $13,018
            Adjusted net income (1)                        5,937        5,543         394      11,790         11,333           457
         PER SHARE DATA
            Basic earnings per share                        1.03         0.44        0.59        1.52           0.82          0.70
            Adjusted basic earnings per share (1)           0.35         0.35          --        0.70           0.73         (0.03)
            Diluted earnings per share                      1.02         0.43        0.59        1.50           0.80          0.70
            Adjusted diluted earnings per share (1)         0.35         0.35          --        0.69           0.71         (0.02)
            Cash dividends per share                        0.05        0.035       0.015       0.095           0.07         0.025
            Book value at June 30                          15.93        13.91        2.02       15.93          13.91          2.02
            Market price at June 30                        27.13        34.00       (6.87)      27.13          34.00         (6.87)
         SELECTED RATIOS AND DATA
            Return on assets (annualized)                   3.13%        1.50%       1.63%       2.31%          1.40%         0.91%
            Adjusted return on assets (annualized)(1)       1.06%        1.20%      (0.14%)      1.06%          1.25%        (0.19%)
            Return on equity (annualized)                  25.66%       13.43%      12.23%      19.63%         12.67%         6.96%
            Adjusted return on equity (annualized)(1)       8.71%       10.81%      (2.10%)      8.98%         11.26%        (2.28%)
            Efficiency ratio                               39.98%       58.70%     (18.72%)     47.77%         59.31%       (11.54%)
            Efficiency ratio (1)                           65.17%       63.62%       1.55%      65.56%         61.94%         3.62%
            Net interest margin (annualized)                4.43%        4.45%      (0.02%)      4.33%          4.55%        (0.22%)
            Equity-to-assets                               11.89%       11.39%       0.50%      11.89%         11.39%         0.50%
            Allowance for loan losses to loans              1.55%        1.68%      (0.13%)      1.55%          1.68%        (0.13%)
            Allowance for loan losses to
                nonperforming loans                      1,374.2%       705.3%      668.9%    1,374.2%         705.3%        668.9%
            Nonperforming loans to total loans              0.11%        0.24%      (0.13%)      0.11%          0.24%        (0.13%)


         (1) Excludes items presented in the Adjusted Net Income table above.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


A.       RESULTS OF OPERATIONS (CONTINUED)

         EXHIBIT 1: HIGHLIGHTS (CONTINUED)

                                                          3 MONTHS ENDED                         6 MONTHS ENDED
                                                              JUNE 30                                JUNE 30
                                                        1999          1998                     1999          1998
         AVERAGE BALANCES
            Total assets                             $2,242,668    $1,846,768               $2,247,263    $1,834,161
            Earning assets                            2,055,774     1,751,116                2,075,151     1,735,258
            Shareholders' equity                        273,486       205,693                  264,758       202,993

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


         (Amounts in thousands, except percentages and per share data)

                                                                 THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                                1999       1998       CHANGE      1999        1998     CHANGE
                                                                ----       ----       ------      ----        ----     ------
         Adjusted net income (1)                               $5,937     $5,543     $  394     $11,790     $11,333     $457
         Add back:
            Goodwill and other intangible amortization            861        761        100       1,737       1,352      385
            Less: tax effect                                      153         72         81         307         146      161
                                                               ------     ------     ------     -------     -------     ----
                                                                  708        689         19       1,430       1,206      224
                                                               ------     ------     ------     -------     -------     ----
         ADJUSTED CASH BASED NET INCOME                        $6,645     $6,232     $  413     $13,220     $12,539     $681
                                                               ======     ======     ======     =======     =======     ====

         (1) Excludes items presented in the Adjusted Net Income table above.

                                                                   THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                                  1999       1998       CHANGE      1999        1998      CHANGE
                                                                  ----       ----       ------      ----        ----      ------
         Per share data
             Adjusted cash based basic earnings per share       $ 0.39     $ 0.40     $(0.01)      $ 0.78      $ 0.80    $(0.02)
             Adjusted cash based diluted earnings per share       0.39       0.39         --         0.77        0.79     (0.02)
         Performance ratios (annualized)
             Adjusted cash based return on tangible assets        1.21%      1.35%     (0.14%)       1.21%       1.39%    (0.18%)
             Adjusted cash based return on tangible equity       11.19%     13.06%     (1.87%)      11.61%      13.42%    (1.81%)
             Adjusted cash based efficiency ratio                62.12%     55.85%     (6.27%)      63.00%      56.68%    (6.32%)

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


         NET INTEREST INCOME (CONTINUED)

         Net interest income, on a tax equivalent basis, increased $3,217,000 or 16.5% to $22,710,000 during the quarter ended June 30, 1999. Area's net interest margin (which is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets) decreased from 4.45% during the quarter ended June 30, 1998 to 4.43% during the current quarter. Competitive pressures on loan pricing, a slight shift in the composition of earning assets from higher yielding loans to lower yielding investments and a relatively flat yield curve caused the average rate on earning assets to decrease from 8.30% in the second quarter of 1998 to 7.77% in the second quarter of 1999. As an offset, the average rate on interest bearing liabilities decreased from 4.80% to 4.04% largely as a result of the maturity of higher-priced certificates of deposits issued three-to-five years ago. These changes resulted in an increase of 0.23% in the net interest spread for the current quarter versus the same period in 1998.

         For the six months ended June 30, 1999, net interest income, on a tax equivalent basis, increased $5,088,000 or 12.9% over the same period in 1998. The net interest margin was 4.33% for the year-to-date period, a decrease of 0.22% from 4.55% recorded during the first six months of 1998. The decrease in the net interest margin was the result of a decrease of 0.64% to 7.74% in the yield of earning assets during the current period and a smaller decrease of 0.49% to 4.13% in the rate paid on interest bearing liabilities.

         The following presents the components of net income on a taxable equivalent basis:


         (Amounts in thousands, except per share data)       THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                            1999        1998       CHANGE       1999        1998       CHANGE
                                                            ----        ----       ------       ----        ----       ------
         Interest income                                   $38,721     $35,275     $ 3,446     $77,489     $70,670   $  6,819
         Taxable-equivalent adjustment                       1,086       1,039          47       2,164       2,079         85
                                                           -------     -------     -------     -------     -------   --------
             Interest income-taxable equivalent             39,807      36,314       3,493      79,653      72,749      6,904
         Interest expense                                   17,097      16,821         276      35,130      33,314      1,816
                                                           -------     -------     -------     -------     -------   --------
             Net interest income-taxable equivalent         22,710      19,493       3,217      44,523      39,435      5,088
         Provision for loan losses                             192         101          91         356         713       (357)
         Non-interest income                                23,313       7,254      16,059      32,288      12,205     20,083
         Non-interest expenses                              18,401      15,700       2,701      36,692      30,626      6,066
                                                           -------     -------     -------     -------     -------   --------
             Income before income taxes                     27,430      10,946      16,484      39,763      20,301     19,462
         Income taxes                                        8,846       3,020       5,826      11,823       5,464      6,359
         Taxable-equivalent adjustment                       1,086       1,039          47       2,164       2,079         85
                                                           -------     -------     -------     -------     -------   --------
                 NET INCOME                                $17,498     $ 6,887     $10,611     $25,776     $12,758   $ 13,018
                                                           =======     =======     =======     =======     =======   ========

         The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three months ended March 31, 1999 and 1998.


         (Amounts in thousands, except percentages)          THREE MONTHS ENDED JUNE 30               SIX MONTHS ENDED JUNE 30
                                                          1999          1998       CHANGE         1999          1998        CHANGE
                                                          ----          ----       ------         ----          ----        ------
         Average rate on earning assets (1)                 7.77%         8.30%     (0.53%)         7.74%         8.38%     (0.64%)
         Average rate on interest
             bearing liabilities (1)                        4.04%         4.80%     (0.76%)         4.13%         4.62%     (0.49%)
         Net interest spread (1)                            3.73%         3.50%      0.23%          3.61%         3.76%     (0.15%)
         Net interest margin (1)                            4.43%         4.45%     (0.02%)         4.33%         4.55%     (0.22%)
         Average earning assets                       $2,055,774    $1,751,116    304,658     $2,075,151    $1,735,258    339,893
         Average interest bearing liabilities          1,698,489     1,402,905    295,584      1,713,828     1,443,679    270,149

        (1) Amounts annualized

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998

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

         An analysis of the changes in the allowance for loan losses and selected ratios follows:



         (Amounts in thousands, except percentages)          THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                                          1999          1998        CHANGE        1999          1998       CHANGE
                                                          ----          ----        ------        ----          ----       ------
         Beginning balance                             $   23,616   $   20,283     $  3,333    $   21,651   $   19,887    $  1,764
         Additions through acquisitions                        --           --           --         1,857           --       1,857
         Provision for loan losses                            192          101           91           356          713        (357)
         Loan loss recoveries                                 453          432           20           945          839         106
         Loans charged off                                    708          707            1         1,256        1,330
                                                       ----------   ----------     --------    ----------   ----------    --------
         BALANCE, JUNE 30                              $   23,553   $   20,109     $  3,444    $   23,553   $   20,109    $  3,444
                                                       ==========   ==========     ========    ==========   ==========    ========

         Average loans, net of unearned income         $1,511,706   $1,170,340     $341,366    $1,498,343   $1,193,803    $304,540
         Provision for loan losses to average
           loans (1)                                         0.05%        0.03%        0.02%         0.05%        0.12%      (0.07%)
         Net loan charge-offs  to average loans (1)          0.07%        0.09%       (0.02%)        0.04%        0.08%      (0.04%)
         Allowance for loan losses to end of
           period loans                                      1.55%        1.68%       (0.13%)        1.55%        1.68%      (0.13%)
         Allowance for loan losses to nonperforming
           loans                                          1,374.2%       705.3%       668.9%      1,374.2%       705.3%      668.9%

         (1) Amounts annualized

         The provision for loan losses increased $91,000 or 90.1% to $192,000 for the quarter ended June 30, 1999 compared to the same period last year and decreased $357,000 or 50.1% during the six months ended June 30, 1999 when compared to the first six months of 1998. The increase for the three-month period ended June 30, 1999 primarily resulted from an increase of $341,366,000 in average loans. The decrease for the six-month period ended June 30, 1999 largely resulted from a decrease in nonperforming loans from $2,851,000 on June 30, 1998 to $1,714,000 on June 30, 1999 and an overall improvement in the quality of the loan portfolio.

         The provision for loan losses as a percentage of average loans totaled 0.05% (annualized) for the quarter ended June 30, 1999 compared to 0.03% (annualized) for the quarter ended June 30, 1998. For the six-month period ended June 30, 1999, the provision for loan losses as a percentage of average loans decreased to 0.05% (annualized) from 0.12% (annualized) during the same period in 1998. These decreases reflected the continued improvement in the quality of loans as discussed more completely under "Asset Quality". These percentages are low by historical standards and may increase in the future.

         Net loan charge-offs (loan charge-offs less recoveries) to average loans decreased to 0.07% (annualized) for the quarter ended June 30, 1999 from 0.09% (annualized) for the quarter ended June 30, 1998, as a result of relatively stable net charge-offs and an increase of $341,366,000 in average loans. Net loan charge-offs decreased to 0.04% for the six months ended June 30, 1999 compared to 0.08% for the same period in 1998 due to an increased amount of recoveries and an increase of $304,540,000 in average loans. These percentages are low by historical standards and may increase in the future.

         The allowance for loan losses was 1.55% of total loans on June 30, 1999, as compared to the December 31, 1998 level of 1.53% and the June 30, 1998 level of 1.68%. This percentage has decreased since June 30, 1998 as a result of loan growth and an improvement in the quality of the loan portolio.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


         NON-INTEREST INCOME

         The tables that follow set forth the components of non-interest income for the three and six months ended June 30, 1999 and 1998. The amounts listed below for the three and six-month periods include adjustments for the Peoples transaction (see Note 6 in the accompanying unaudited financial statements) for comparability purposes.


         (Amounts in thousands)                                                           THREE MONTHS ENDED JUNE 30
                                                                  TOTAL AREA       PEOPLES     AREA NET
                                                                     1999           1999        1999 (1)        1998         CHANGE
                                                                     ----           ----        --------        ----         ------
         Commissions and fees on fiduciary activities               $ 1,367        $    3       $ 1,364       $ 1,169      $    195
         Service charges on deposit accounts                          2,205           109         2,096         1,727           369
         Other service charges, commissions and fees                  1,510            68         1,442         1,886          (444)
         Security gains (losses), net                                17,786            --        17,786            --        17,786
         Gains on sales of loans (net)                                  334            10           324         2,372        (2,048)
         Other income                                                   111           (10)          121           100            21
                                                                    -------        ------       -------       -------      --------
              TOTAL                                                 $23,313        $  180       $23,133       $ 7,254      $ 15,879
                                                                    =======        ======       =======       =======      ========

           (1) Excludes Peoples


                                                                                         SIX MONTHS ENDED JUNE 30
                                                                  TOTAL AREA     PEOPLES       AREA NET
                                                                     1999          1999        1999(1)         1998         CHANGE
                                                                     ----          ----        -------         ----         ------
         Commissions and fees on fiduciary activities              $  2,706        $   3        $ 2,703       $ 2,428      $    275
         Service charges on deposit accounts                          4,371          222          4,149         3,526           623
         Other service charges, commissions and fees                  2,834          127          2,707         3,290          (583)
         Security gains (losses), net                                20,383           --         20,383           125        20,258
         Gains on sales of loans (net)                                  759           36            723         2,640        (1,917)
         Other income                                                 1,235          (15)         1,250           196         1,054
                                                                   --------        -----        -------       -------      --------
             TOTAL                                                 $ 32,288        $ 373        $31,915       $12,205      $ 19,710
                                                                   ========        =====        =======       =======      ========

         (1) Excludes Peoples


         Non-interest income totaled $23,313,000 and $32,288,000 for the three and six-month periods ended June 30, 1999. These amounts represent increases of $16,059,000 or 221.4% and $20,083,000 or 164.5%,
         respectively, when compared to 1998 period totals. Included in the non-interest income totals for the current quarter and year-to date period is $180,000 and $373,000, respectively, from Peoples Bancorp of Winchester ("Peoples"), which merged with Area in January 1999 (see
         Note 6 in the accompanying unadudited financial statements). The merger was accounted for as a pooling-of-interests; however, due to the relative size of Peoples' financial condition and results of operations to that of Area, the historical financial statements of Area have not been restated to reflect this combination. The following analysis excludes Peoples from current amounts for comparative purposes (see table above). Commissions and fees on fiduciary activities increased $195,000 or 16.7% to $1,364,000 in the second quarter of 1999 and $275,000 or 11.3% to $2,703,000 during the current six-month period largely as a result of increases in the value of assets managed and successful new business development efforts. Service charges on deposit accounts increased $369,000 or 21.4% to $2,096,000 and $623,000 or 17.7% to $4,149,000, respectively, for the three and six months ended June 30, 1999, when compared to similar period totals in 1998, due primarily to increases in deposits subject to service charges and increases in fees charged. Other service charges, commissions and fees totaled $1,442,000 and $2,707,000 for the second quarter of 1999 and year-to-date periods ended June 30, 1999. These amounts reflect decreases of $444,000 or 23.5% and $583,000 or 17.7%, respectively, for the three and six-month periods ended June 30, 1999. The decreases for the quarter and year-to-date periods were largely the result of changes in the reporting of income and expenses by Area's credit card service provider. Excluding this change, other service charges, commissions and fees would have increased $77,000 or 4.1% in the current quarter and decreased $11,000 or 0.3% in the year-to-date period compared to similar periods in 1998. Security gains (net) totaled $17,786,000 in the current quarter compared to none in the same period of 1998 and $20,383,000 for the year-to-date period versus $125,000 during the first six months of 1998. These gains on the sale of securities reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


         NON-INTEREST INCOME (CONTINUED)

         of the portfolio as market conditions change. Gains on the sales of loans decreased $2,048,000 or 86.3% to $324,000 in the second quarter of 1999 compared to the same period in 1998 and decreased $1,917,000 or 72.6% to $723,000 during the year-to-date period. Gains on the sales of loans were favorably impacted in the second quarter of 1998 by a gain totaling $2,068,000 from the sale of a subsidiary's consumer loan portfolio. Other income totaled $121,000 during the three months ended June 30, 1999 and $1,250,000 for the six months ended June 30, 1999. These amounts represent increases of $21,000 or 21.0% and $1,054,000 or 537.8%, respectively. The increase for the year-to-date period was primarily the result of an insurance settlement received during the first quarter of 1999 totaling $945,000 from a loss occurring in 1994.

         NON-INTEREST EXPENSES

         The tables that follow set forth the components of non-interest expenses for the three and six months ended June 30, 1999 and 1998. The amounts listed below for the three and six-month periods include adjustments for the Peoples transaction (see Note 6 in the accompanying unaudited financial statements) for comparability purposes


        (Amounts in thousands)                                                       THREE MONTHS ENDED JUNE 30
                                                             TOTAL AREA       PEOPLES      AREA NET
                                                                 1999           1999       1999(1)         1998         CHANGE
                                                                 ----           ----       -------         ----         ------
         Salaries and employee benefits                       $  8,546         $ 474      $  8,072      $  7,589       $   483
         Net occupancy expenses                                  1,322            19         1,303           879           424
         Furniture and equipment expense                         1,567           108         1,459           998           461
         Federal deposit insurance                                  69            --            69           131           (62)
         Data processing expense                                 1,366            29         1,337         1,056           281
         Advertising and community relations                       903            21           882           808            74
         Insurance and taxes                                       716            36           680           594            86
         Professional fees                                         569            23           546           741          (195)
         Amortization of intangibles                               861            --           861           761           100
         Other                                                   2,482           223         2,259         2,143           116
                                                              --------         -----      --------      --------       -------
              TOTAL                                           $ 18,401         $ 933      $ 17,468      $ 15,700       $ 1,768
                                                              ========         =====      ========      ========       =======

         (1) Excludes Peoples


                                                                                      SIX MONTHS ENDED JUNE 30
                                                             TOTAL AREA      PEOPLES      AREA NET
                                                                1999           1999       1999(1)         1998          CHANGE
                                                                ----           ----       -------         ----          ------
         Salaries and employee benefits                       $ 17,636       $   952      $ 16,684      $ 15,101       $ 1,583
         Net occupancy expenses                                  2,605            44         2,561         1,816           745
         Furniture and equipment expense                         3,057           297         2,760         2,041           719
         Federal deposit insurance                                 137            --           137           155           (18)
         Data processing expense                                 2,870           262         2,608         1,861           747
         Advertising and community relations                     1,670            33         1,637         1,317           320
         Insurance and taxes                                     1,268            72         1,196         1,179            17
         Professional fees                                       1,221            52         1,169         1,501          (332)
         Amortization of intangibles                             1,737            --         1,737         1,352           385
         Other                                                   4,491           429         4,062         4,303          (241)
                                                             ---------       -------      --------      --------       -------
              TOTAL                                           $ 36,692       $ 2,141      $ 34,551      $ 30,626       $ 3,925
                                                              ========       =======      ========      ========       =======


         (1) Excludes Peoples

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


          NON-INTEREST EXPENSES (CONTINUED)

          Non-interest expenses totaled $18,401,000 and $36,692,000 during the three and six-month periods ended June 30, 1999. These amounts represent increases of $2,701,000 or 17.2% and $6,066,000 or 19.8% for the current quarter and year-to-date periods compared to 1998. Included in the non-interest expenses for the current quarter and year-to-date periods is approximately $933,000 and $2,141,000, respectively, from Peoples which merged with Area in January 1999 (see
          Note 6 in the accompanying unaudited financial statements). The merger was accounted for as a pooling-of-interests; however, due to the relative size of Peoples' financial condition and results of operations to that of Area, the historical financial statements of Area have not been restated to reflect this combination. Excluding the non-interest expenses related to Peoples, total non-interest expenses increased $1,768,000 or 11.3% from the second quarter of 1998 and $3,925,000 or 12.8% from the first six months of 1998. The following analysis excludes Peoples from current amounts for comparative purposes (see tables above). Salaries and benefits increased $483,000 or 6.4% to $8,072,000 in the second quarter of 1999 and $1,583,000 or 10.5% to $16,684,000 for the six-month period. These increases were the result of merit increases and the creation of additional positions to staff Area for future growth. Net occupancy expenses increased $424,000 or 48.2% and $745,000 or 41.0%. Modernizing several facilities and adding five new branches accounted for these increases. Furniture and equipment expenses totaled $1,459,000 and $2,760,000 for the second quarter of 1999 and year-to-date periods ended June 30, 1999. The increases were $461,000 or 46.2% and $719,000 or 35.2%, respectively. Depreciation of equipment used to become Year 2000 ready accounted for a majority of these increases. Data processing expenses totaled $1,337,000 during the current quarter compared to $1,056,000 for the same period in 1998 while totaling $2,608,000 during the six months ended June 30, 1999 versus $1,861,000 during the first half of 1998. The increases, $281,000 or 26.6% and $747,000 or 40.1% for the quarter and year-to-date periods and were largely the result of continued enhancements to Area's data processing capabilities in addition to expenses associated with modifying computer application systems for Year 2000. Advertising and community relations increased $74,000 or 9.2% to $882,000 during the current quarter and $320,000 or 24.3% to $1,637,000 for the six months ended June 30, 1999 when compared to the same periods in 1998. Increases in radio advertising and donations accounted for the majority of the increases for both the current period and year-to-date periods. Professional fees decreased $195,000 or 26.3% and $332,000 or 22.1% during the current quarter and year-to-date periods compared to similar periods in 1999. These decreases were the result of reduced acquisition activities. Other non-interest expenses totaled $2,259,000 during the current quarter compared to $2,143,000 for the same period in 1999 while totaling $4,062,000 for the six-months ended June 30, 1999 compared to $4,303,000 during the first half of 1998. The current quarter reflected an increase of $116,000 or 5.4%. The current year-to-date total of other non-interest expenses was $241,000 or 5.6% below the same period in 1998. The decrease for the current six-month period was largely the result of changes in the reporting of income and expenses by Area's credit card service provider.

          INCOME TAX EXPENSE

          Income tax expense totaled $8,846,000 and $11,823,000 for the three and six-month periods ended June 30, 1999 compared to $3,020,000 and $5,464,000 for the same periods in 1998. The increased level of income tax expense for both the current three and six-month periods was the result of higher pre-tax income. The effective tax rate was 33.6% and 31.4% for the three and six month periods ended June 30, 1999 compared to 30.5% and 30.0% for the same periods of 1998, respectively. The effective tax rate differs from the marginal income tax rate of 35% in both 1999 and 1998, primarily as a result of tax-exempt income and amortization of goodwill.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


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

          The purpose of the remediation phase is to ensure all date routines have been corrected to properly address Year 2000 issues. As a result of Area's reliance upon third party vendors for a portion of its mission-critical functions, Area is working closely with these vendors. As of June 30, 1999, the remediation phase was complete.

          The testing phase encompasses actual testing of the new/renovated systems to ensure readiness. An independent consultant has assisted management in conducting this phase. The testing phase was completed as of June 30, 1999.

          The final phase, validation, involves testing the new/renovated software and systems with actual data. This phase was 75% complete as of June 30, 1999 and is expected to be completed by September 30, 1999.

          Total cost to date for Area's Year 2000 efforts, which includes consultants, software and hardware, has been approximately $3,400,000. Management estimates that the remaining cost to ensure Year 2000 readiness should not exceed $200,000. Significant portions of these costs are not incremental, but represent the redeployment of existing staff and information technology. However, there has been an opportunity cost associated with Year 2000 readiness because the staff involved would normally be spending their time on other projects. Finally, approximately $3,000,000 of the total estimated cost of $3,600,000 is for capital expenditures that will be depreciated over their useful lives.

          Management has completed a detailed contingency plan that addresses the most reasonably likely scenarios of disruptions caused by Year 2000. The precise plans utilized will depend upon the exact problems that develop. Disruptions could range from discrete application-specific problems that can be resolved to systematic failures affecting the banking industry or other industries as a whole. Area can not identify every disruption that may affect it but has identified certain critical problems that may arise. Even with precautions, occasional interruptions in services provided Area may occur which could affect Area's ability to provide its services, for example, interruptions in electrical service can occur from harsh weather, traffic accidents and other incidents. It is possible that such interruptions may occur during the Year 2000 changeover period.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


          YEAR 2000 (CONTINUED)

          The following table presents each phase and its percentage completion on June 30, 1999 along with the estimated percentage completion on September 30, 1999:



                         MANAGEMENT ESTABLISHED YEAR 2000 FORMAL PROGRAM

                                                  PERCENT COMPLETE
             PHASE     DESCRIPTION        JUNE 30, 1999        SEPTEMBER 30, 1999
             -----     -----------           (ACTUAL)               (ESTIMATE)
               1       Awareness              100%                    100%
               2       Assessment             100%                    100%
               3       Remediation            100%                    100%
               4       Testing                100%                    100%
               5       Validation              75%                    100%


B.        FINANCIAL POSITION

          Total assets increased $126,091,000 or 5.9% to $2,258,456,000 from
          December 31, 1998 and increased $348,979,000 or 18.3% from June 30, 1998. Excluding the merger with Peoples Bancorp of Winchester (see note 6), assets decreased approximately $38,909,000 or 1.8% from year-end. Excluding the acquisition of NationsBank of Kentucky, N.A. and the merger with Peoples Bancorp of Winchester (see Note 6), assets grew approximately $50,979,000 or 2.7% from June 30, 1998. Assets averaged $2,242,668,000 in the quarter ended June 30, 1999 compared to $1,846,768,000 during the same period in 1998. The growth from June 30, 1998 to June 30, 1999 was $395,900,000 or 21.4%. Earning assets totaled $2,065,989,000 on June 30, 1999, an increase of $158,037,000 or 8.3% over December 31, 1998 and $301,376,000 or 17.1% over June 30,
          1998.

          SHORT-TERM INVESTMENTS AND SECURITIES

          Short-term investments, which include interest-bearing deposits with banks and federal funds sold, totaled $17,139,000 on June 30, 1999, a decrease of $5,295,000 from year-end balances of $22,434,000 and an increase of $49,000 from June 30, 1998.

          Securities represent 25.0% of earning assets. They totaled $517,305,000 on June 30, 1999, an increase of $58,562,000 or 12.8%
          from December 31, 1998 and a decrease of $22,170,000 or 4.1% from June 30, 1998. The change for the first three months of 1999 largely resulted from securities acquired in the merger with Peoples Bancorp of Winchester (see Note 6). The held-to-maturity and available-for-sale portfolios as of June 30, 1999 consisted of 43.8% in U.S. and other government agency securities, 13.5% in mortgage-backed securities, 28.0% in state and municipal securities and 14.7% in equity and other securities. The comparable distributions at December 31, 1998 were 41.3%, 15.0%, 30.0% and 13.7%, respectively.

          LOANS

          Loans, including loans held for sale increased $104,770,000 or 7.3% to $1,531,545,000 during the three months ended June 30, 1999 and $323,497,000 or 26.8% from June 30, 1998. Excluding the merger with Peoples Bancorp of Winchester (see note 6), loans increased approximately $5,551,000 or 0.4% during the first six months of 1999. Loans, including loans held for sale, represent the largest category of earning assets, comprising 73.6% of earning assets as of June 30, 1999, 74.0% as of December 31, 1998 and 67.7% as of June 30, 1998.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


          LOANS (CONTINUED)

          The following table presents the major categories of loans including loans held for sale:



          (Amounts in thousands)

                                                    JUNE 30        DECEMBER 31         JUNE 30
                                                     1999             1998              1998
                                                     ----             ----              ----
          Commercial                              $  549,382        $  503,173       $  357,695
          Real estate                                760,754           731,620          672,770
          Consumer installment and other loans       221,409           191,982          177,583
                                                  ----------        ----------       ----------
          TOTAL                                   $1,531,545        $1,426,775       $1,208,048
                                                  ==========        ==========       ==========


          DEPOSITS

          Deposits totaled $1,723,652,000 on June 30, 1999, an increase of $31,778,000 or 1.9% from December 31, 1998 and $248,627,000 or 16.9%
          from June 30, 1998. Excluding deposits acquired as a result of the merger with Peoples Bancorp of Winchester (see Note 6), deposits declined approximately $114,421,000 or 6.8% from December 31, 1998 to June 30, 1999. Non-interest-bearing deposits declined $13,802,000 or 5.5% to $238,148,000 from year-end totals, while interest-bearing deposits increased $45,590,000 or 3.1% to $1,485,504,000 during this period. Average deposits increased $326,591,000 or 22.6% in the six months ended June 30, 1999 compared to the same period in 1998. Average non-interest bearing deposits increased $70,314,000 or 42.5% during the first six months compared to the same period last year while average interest bearing deposits increased $256,277,000 or 20.0%.

          The following table summarizes the composition of deposits as of June 30, 1999 and December 31, 1998:


          (Amounts in thousands)                                 JUNE 30        DECEMBER 31
                                                                  1999             1998
                                                                  ----             ----
          Non-interest bearing demand                          $  238,148       $  251,950
          Interest bearing deposits:
             Interest bearing demand                              290,946          285,102
             Savings                                              404,074          358,511
             Certificates of deposit of $100,000 or more          155,202          154,965
             Other time                                           635,282          641,336
                                                               ----------       ----------
                Total interest bearing deposits                 1,485,504        1,439,914
                                                               ----------       ----------
                TOTAL DEPOSITS                                 $1,723,652       $1,691,864
                                                               ==========       ==========

          BORROWED FUNDS

          Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings increased by $64,911,000 or 38.0% to $235,637,000 from $170,726,000 on
          December 31, 1998 and increased $39,265,000 or 20.0% from June 30, 1998. Borrowed funds increased from December 31, 1998 and June 30, 1998 as a result of deposit growth not providing sufficient funds to support the loan growth.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998

          CAPITAL RESOURCES

          Shareholders' equity totaled $268,549,000 at June 30, 1999, an increase of $30,336,000 or 12.7% from December 31, 1998 and $50,965,000 or 23.4% since June 30, 1998. During the first six months of 1999, $24,170,000 was retained from net income of $25,776,000 after paying dividends to shareholders of $1,606,000. An additional source of shareholders' equity growth during the first six months of 1999 was common stock issued in the merger with Peoples Bancorp of Winchester (see Note 6 in the accompanying unaudited financial statements) which totaled $13,629,000.

          The shareholders' equity-to-asset ratio was 11.89% at June 30, 1999 compared to 11.17% on December 31, 1998 and 11.39% as of June 30, 1998.

          Book value per share was $15.93, $15.20 and $13.91 at June 30, 1999, December 31, 1998 and June 30, 1998, respectively

          During the second quarter of 1999, Area repurchased 116,312 shares of its common stock in the open market at an average price of $26.21 per share. No shares were repurchased in the first quarter of 1999.

          A summary of the regulatory capital ratios is shown below:


                                                                                      REGULATORY CAPITAL REQUIREMENTS

                                                JUNE 30            DECEMBER 31            WELL               MINIMUM
                                                 1999                 1998             CAPITALIZED           REQUIRED
                                                 ----                 ----             -----------           --------
          Leverage Ratio                         9.39%                8.29%               5.00%               4.00%
          Tier I Risk Based Capital Ratio       13.38%               11.82%               6.00%               4.00%
          Total Risk Based Capital Ratio        14.59%               13.08%              10.00%               8.00%

          ASSET QUALITY

          At June 30, 1999, the allowance for loan losses was $23,553,000 or 1.55% of period-end loans, as compared to 1.53% of loans at December 31, 1998 and 1.68% as of June 30, 1998. The ratio of the allowance for loan losses to non-performing assets increased to 730.8% at June 30,1999, compared with 513.2% at December 31, 1998. This change was the result of an increase in the allowance for loan losses and a reduction in total nonperforming assets. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Currently, year-to-date net charge-offs (loan charge-offs less recoveries) are at 0.04% (annualized) of average year-to-date loans compared to 0.08% (annualized) during the same period in 1998. This ratio is at an historical low level and may increase in the future.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998


          ASSET QUALITY (CONTINUED)

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

          The following schedule shows the dollar amount of assets at June 30, 1999, December 31, 1998 and June 30, 1998, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing, other real estate owned and in-substance foreclosures:


          (In thousands)                                           JUNE 30         DECEMBER 31          JUNE 30
                                                                     1999             1998               1998
                                                                     ----             ----               ----
          Nonaccrual loans                                        $   695           $ 1,787            $ 2,350
          Loans contractually past due 90 days or more as to
              interest or principal and still accruing              1,019               757                501
                                                                  -------           -------            -------
              TOTAL NONPERFORMING AND RESTRUCTURED LOANS            1,714             2,544              2,851
          Other real estate owned                                   1,509             1,675              1,705
                                                                  -------           -------            -------
              TOTAL NONPERFORMING ASSETS                          $ 3,223           $ 4,219            $ 4,556
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

          As of June 30, 1999, 76.3% of total assets were funded by core deposits while 10.4% were funded with secondary sources of liquidity discussed above, compared to 79.3% and 8.0%, respectively, as of December 31, 1998.

          The net loan-to-deposit ratio increased from 82.2% on December 31, 1998 to 86.9% on June 30, 1999 as a result of the increase in loans exceeding the increase in deposits during the period.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             JUNE 30, 1999 AND 1998


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Area's June 30, 1999 analysis of the impact of changes in interest rates on net income over the next 12 months is presented in the following table. The table below illustrates the simulation analysis of the impact of a 100 (1.00%) and 200 (2.00%) basis point upward and downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from June 30, 1999 levels, and remained constant at those levels thereafter:

          INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
          (In thousands, except per share data)


                                                                           CHANGE IN INTEREST RATES FROM JUNE 30, 1999 RATES

                                                                              INCREASE                        DECREASE
                                                                              --------                        --------
          SIMULATED IMPACT IN THE NEXT 12 MONTHS                        +200BP         +100BP          -100BP          -200BP
                                                                        ------         ------          ------          ------
          Net income increase (decrease)                                $2,037          $ 972          $(2,513)        $(4,161)
          Net income per share-basic increase (decrease)                $ 0.12          $0.06          $ (0.15)        $ (0.25)
          Net income per share-diluted increase (decrease)              $ 0.12          $0.06          $ (0.15)        $ (0.24)


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings Not applicable.

          Item 2. Changes in Securities Not applicable.

          Item 3. Defaults Upon Senior Securities Not applicable.

          Item 4. Submission of Matters to a Vote of Security Holders
                  The Annual Meeting of Shareholders was held on May 17, 1999. The matters that were voted upon included the election of directors for one-year terms ending 2000 or until their successors have been elected and qualified.

                  The outcome of the voting was as follows:


                  NAME                                     VOTED FOR               VOTED AGAINST      ABSTAINED FROM VOTING
                  ----                                     ---------               -------------      ---------------------
                  Anthony G. Bittle                        12,956,382                     0                   23,762
                  Samuel A. B. Boone                       12,956,382                     0                   23,762
                  Thomas R. Brumley                        12,956,382                     0                   23,762
                  Cecile W. Garmon                         12,956,382                     0                   23,762
                  C. M. Gatton                             12,956,382                     0                   23,762
                  Gary H. Latham                           12,956,382                     0                   23,762
                  Raymond C. McKinney                      12,956,382                     0                   23,762
                  Ralph L. Oliver                          12,956,382                     0                   23,762
                  John S. Penn                             12,956,382                     0                   23,762
                  Allan R. Rhodes                          12,956,382                     0                   23,762
                  Jim R. Shelby                            12,956,382                     0                   23,762
                  David W. Smith, Jr.                      12,956,382                     0                   23,762
                  Thomas N. Thompson                       12,956,382                     0                   23,762
                  Don Vitale                               12,956,382                     0                   23,762
                  Pollard White                            12,956,382                     0                   23,762
                  Total shares eligible to vote were 16,972,909.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             JUNE 30, 1999 AND 1998

     Item 4. Submission of Matters to a Vote of Security Holders (continued)

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

     Item 5. Other Information
             Not applicable.

     Item 6. Exhibits and Reports on Form 8-K


        (a) Exhibit No.             Description of Exhibit
        ---------------             ----------------------
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


                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             JUNE 30, 1999 AND 1998

     Item 6. Exhibits and Reports on Form 8-K (continued)


        (a) Exhibit No.              Description of Exhibit
        ---------------              ----------------------
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

        27           Financial Data Schedule (for SEC use only)

                     *The indicated exhibit is a compensatory plan or arrangement.

        (b)          Reports on Form 8-K.  None

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             JUNE 30, 1999 AND 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AREA BANCSHARES CORPORATION



Date:  August 9, 1999                  By:  /S/ Thomas R. Brumley
      -------------------------            -----------------------------------
                                                Thomas R. Brumley
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)


Date:  August 9, 1999                  By:  /S/ John A. Ray
      -------------------------            -----------------------------------
                                                John A. Ray
                                                Executive Vice President,
                                                Chief Operating Officer
                                                and Chief Financial Officer
                                                (Principal Financial Officer)


Date:  August 6, 1999                  By:  /S/ Gary R. White
      -------------------------            -----------------------------------
                                                Gary R. White
                                                Vice President, Controller
                                                (Principal Accounting Officer)