Form 10-Q
period 1999-09-30
AREA BANCSHARES CORP
filed 1999-11-15
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 1999

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

                  Yes  [X]         No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class:  Common stock
                  No Par Value
                  Shares Outstanding: As of October 31, 1999: 16,586,474

                           AREA BANCSHARES CORPORATION
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                PAGE NUMBER
     Item 1.  Financial Statements                                                                                 3

              Unaudited consolidated balance sheets, September 30, 1999, December 31, 1998                         3
              and September 30, 1998

              Unaudited consolidated statements of income, three and nine months ended                             4
              September 30, 1999 and 1998

              Unaudited consolidated statements of comprehensive income, three and nine months ended
              September 30, 1999 and 1998                                                                          5

              Unaudited consolidated statements of shareholders' equity, year ended December 31,
              1998 and nine months ended September 30, 1999                                                        6

              Unaudited consolidated statements of cash flows nine months ended
              September 30, 1999 and 1998                                                                          7

              Notes to unaudited consolidated financial statements                                                 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               12

              Results of operations                                                                               13

              Financial position                                                                                  24

              Liquidity                                                                                           27

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          28

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                   28

     Item 2.  Changes in Securities                                                                               28

     Item 3.  Defaults Upon Senior Securities                                                                     28

     Item 4.  Submission of Matters to a Vote of Security Holders                                                 28

     Item 5.  Other Information                                                                                   28

     Item 6.  Exhibits and Reports on Form 8-K                                                                    28

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                                                                 1999           1998           1998
ASSETS
Cash and due from banks                                                       $    73,589    $   122,654    $    73,114
Interest bearing deposits with banks                                                5,384          8,434          8,103
Federal funds sold                                                                     --         14,000          4,000
Securities:
     Available for sale (amortized cost of $317,869, $292,394 and $383,412)       352,943        340,874        415,889
     Held to maturity (fair value of $130,341, $124,553, and $121,678)            129,155        117,869        114,205
                                                                              -----------    -----------    -----------
          TOTAL SECURITIES                                                        482,098        458,743        530,094
                                                                              -----------    -----------    -----------

Mortgage loans held for sale                                                        8,871         14,208          7,702

Loans, net of unearned discount                                                 1,588,399      1,412,567      1,326,459
     Less allowance for loan losses                                                23,499         21,651         21,574
                                                                              -----------    -----------    -----------
          NET LOANS                                                             1,564,900      1,390,916      1,304,885
                                                                              -----------    -----------    -----------
Premises and equipment, net                                                        44,496         41,267         36,338
Goodwill and other intangible assets                                               33,929         34,342         37,972
Other assets                                                                       48,200         47,801         43,207
                                                                              ===========    ===========    ===========
          TOTAL ASSETS                                                        $ 2,261,467    $ 2,132,365    $ 2,045,415
                                                                              ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing                                                       $   241,440    $   251,950    $   204,830
   Interest-bearing                                                             1,435,802      1,439,914      1,382,190
                                                                              -----------    -----------    -----------
     TOTAL DEPOSITS                                                             1,677,242      1,691,864      1,587,020
                                                                              -----------    -----------    -----------
Federal funds purchased                                                            78,001          1,107         46,865
Securities sold under agreements to repurchase                                    117,920        111,441         95,982
Notes payable to the U.S. Treasury                                                 22,878          1,054          5,543
Advances from the Federal Home Loan Bank                                           78,883         41,309         41,593
Other borrowings                                                                      257         15,815         22,357
Accrued expenses and other liabilities                                             23,010         31,562         23,333
                                                                              -----------    -----------    -----------
     TOTAL LIABILITIES                                                          1,998,191      1,894,152      1,822,693
                                                                              -----------    -----------    -----------
      SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 500,000 shares; none issued                  --             --             --
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding September 30, 1999, 16,586,474 December 31, 1998,
     15,669,729 and September 30, 1998, 15,643,776                                 28,460         24,397         24,358
Paid-in capital                                                                    36,687         35,632         35,632
Retained earnings                                                                 176,100        147,474        142,655
Deferred compensation on restricted stock                                            (538)          (612)          (637)
ESOP and MRP loan obligations                                                        (216)          (216)          (337)
Accumulated other comprehensive income                                             22,783         31,538         21,051
                                                                              -----------    -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                                   263,276        238,213        222,722
                                                                              -----------    -----------    -----------
Commitments and contingent liabilities
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 2,261,467    $ 2,132,365    $ 2,045,415
                                                                              ===========    ===========    ===========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30           SEPTEMBER 30
                                                            1999       1998        1999       1998
Interest Income:
     Loans, including fees                                 $33,273   $ 28,479    $ 96,146   $ 84,230
     Interest bearing deposits with banks                       84        116         276        274
     Federal funds sold                                         21        324         986      1,915
     Taxable securities                                      4,792      4,446      14,327     14,160
     Tax exempt securities                                   1,997      2,257       5,921      5,713
                                                           -------   --------    --------   --------
          TOTAL INTEREST INCOME                             40,167     35,622     117,656    106,292
                                                           -------   --------    --------   --------
Interest expense:
     Interest on deposits                                   14,274     15,126      44,838     43,877
     Interest on borrowings                                  3,081      1,818       7,647      6,381
                                                           -------   --------    --------   --------
          TOTAL INTEREST EXPENSE                            17,355     16,944      52,485     50,258
                                                           -------   --------    --------   --------
          Net interest income                               22,812     18,678      65,171     56,034

Provision for loan losses                                      145        534         501      1,247
                                                           -------   --------    --------   --------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    22,667     18,144      64,670     54,787
                                                           -------   --------    --------   --------
Non-interest income:
     Commissions and fees on fiduciary activities            1,377      1,109       4,083      3,537
     Service charges on deposit accounts                     2,467      1,943       6,838      5,469
     Other service charges, commissions and fees             1,524      1,371       4,358      4,661
     Security gains (losses), net                              896         (9)     21,279        116
     Gains on sales of loans, net                              256        270       1,015      2,910
     Other non-interest income                                 193        121       1,428        317
                                                           -------   --------    --------   --------
          TOTAL NON-INTEREST INCOME                          6,713      4,805      39,001     17,010
                                                           -------   --------    --------   --------
Non-interest expenses:
     Salaries and employee benefits                          8,621      8,078      26,257     23,179
     Net occupancy expense                                   1,416      1,097       4,021      2,913
     Furniture and equipment expense                         1,504      1,167       4,561      3,208
     Federal deposit insurance                                  83         62         220        217
     Data processing expense                                 1,176        936       4,046      2,797
     Other non-interest expenses                             5,472      5,359      15,859     15,011
                                                           -------   --------    --------   --------
          TOTAL NON-INTEREST EXPENSES                       18,272     16,699      54,964     47,325
                                                           -------   --------    --------   --------

       Income before income tax expense                     11,108      6,250      48,707     24,472
Income tax expense                                           3,354      1,730      15,177      7,194
                                                           =======   ========    ========   ========
          NET INCOME                                       $ 7,754   $  4,520    $ 33,530   $ 17,278
                                                           =======   ========    ========   ========
Per common share:
     Net income-basic                                      $  0.46   $   0.29    $   1.98   $   1.11
               -diluted                                    $  0.45   $   0.28    $   1.96   $   1.09
     Cash dividends                                        $  0.05   $   0.04    $  0.145   $   0.11


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                                                     1999          1998

Net income                                                                         $  7,754      $  4,520

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period               (3,669)        1,166
           Less reclassification adjustment for gains (losses) included
             in net income                                                              582            (6)
                                                                                   --------      --------
Other comprehensive income                                                           (4,251)        1,172
                                                                                   --------      --------
COMPREHENSIVE INCOME                                                               $  3,503      $  5,692
                                                                                   ========      ========

                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                                                     1999          1998
Net income                                                                         $ 33,530      $ 17,278

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period                5,076         9,618
           Less reclassification adjustment for gains (losses) included
             in net income                                                           13,831            75
                                                                                   --------      --------
Other comprehensive income                                                           (8,755)        9,543
                                                                                   --------      --------
COMPREHENSIVE INCOME                                                               $ 24,775      $ 26,821
                                                                                   ========      ========




SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               YEAR ENDED DECEMBER 31, 1998 AND NINE MONTHS ENDED
                SEPTEMBER 30, 1999 (AMOUNTS IN THOUSANDS, EXCEPT
                            SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                     COMMON       COMMON     PAID-IN    RETAINED    DEFERRED    ESOP AND    ACCUMULATED   TOTAL
                                     STOCK-       STOCK-     CAPITAL    EARNINGS  COMPENSATION  MRP LOAN       OTHER
                                     SHARES       AMOUNT                               ON      OBLIGATIONS COMPREHENSIVE
                                                                                    RESTRICTED                 INCOME
                                                                                      STOCK
Balance, December 31, 1997         15,576,916    $  24,254    $35,632    $ 126,104     $(612)    $ (337)    $ 11,508    $ 196,549

Net income                                                                  22,626                                         22,626
Cash dividends declared ($0.155
   per share)                                                               (2,420)                                        (2,420)
Repurchase of common stock             (3,000)          (5)                    (76)                                           (81)
Stock options exercised,
   including tax benefits              92,238          143                   1,145                                          1,288
Amortization of deferred
   compensation on restricted
   stock                                                                                 100                                  100
Net restricted stock issued             3,575            5                      95      (100)                                  --
Repayment of ESOP  loan                                                                             121                       121
   obligations
Change in other comprehensive
   income (loss), net of tax                                                                                  20,030       20,030
                                   ----------    ---------    -------    ---------     -----     ------     --------    ---------
Balance, December 31, 1998         15,669,729       24,397     35,632      147,474      (612)      (216)      31,538      238,213

Net income                                                                  33,530                                         33,530
Cash dividends declared ($0.145
   per share)                                                               (2,446)                                        (2,446)
Repurchase of common stock           (484,781)        (844)                (11,577)                                       (12,421)
Stock options exercised,
   including tax benefits             101,558           62      1,055          336                                          1,453
Amortization of deferred
   compensation on restricted
      stock                                                                               74                                   74
Common stock issued                 1,299,968        4,845                   8,783                                         13,628
Change in other comprehensive
   income (loss), net of tax                                                                                  (8,755)      (8,755)
                                   ----------    ---------    -------    ---------     -----     ------     --------    ---------
Balance, September 30, 1999        16,586,474    $  28,460    $36,687    $ 176,100     $(538)    $ (216)    $ 22,783    $ 263,276
                                   ==========    =========    =======    =========     =====     ======     ========    =========



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                                 1999          1998
                                                                              (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                $  33,530      $  17,278
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                                       501          1,247
     Depreciation, amortization and accretion, net                                 5,240          2,597
     Gain on sales of securities and loans, net                                  (22,294)        (3,026)
     Loss (gain) on sales of other real estate owned                                 (14)            43
     Loss (gain) on disposals of equipment                                           (45)            10
     Deferred income taxes                                                        (3,717)        (1,845)
     Proceeds from sales of trading account securities                                --         19,760
     Proceeds from maturities of trading account securities                           --         99,994
     Purchases of trading account securities                                          --        (73,870)
     Purchases of mortgage loans held for sale                                   (89,487)       (93,030)
     Proceeds from sales of mortgage loans held for sale                          95,391         95,501
     Other, net                                                                    3,700          3,277
                                                                               ---------      ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     22,805         67,936
                                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of NationsBank of Kentucky, N.A., net of cash and
         due from banks                                                               --        (32,665)
     Decrease (increase) in interest bearing deposits with banks                   3,050         (2,299)
     Proceeds from sales of securities available for sale                            403         13,935
     Proceeds from sales of securities held to maturity                               --             --
     Proceeds from maturities of securities available for sale                   281,589        179,693
     Proceeds from maturities of securities held to maturity                      29,556          4,899
     Calls of securities available for sale                                        4,788          5,020
     Calls of securities held to maturity                                            339          2,582
     Purchases of securities available for sale                                 (287,286)      (253,409)
     Purchases of securities held to maturity                                    (14,345)        (2,956)
     Decrease in federal funds sold and securities
        purchased under agreements to resell                                      36,128         37,780
     Loans originated, net of principal collected on loans                       (76,621)       (29,671)
     Purchases of premises and equipment, net                                     (5,652)        (8,135)
     Cash and cash equivalents from acquisitions                                   7,249             --
     Proceeds from sale of ABC Credit loans                                           --         13,568
     Proceeds from sales of other real estate owned                                  885            588
                                                                               ---------      ---------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                              (19,917)       (71,070)
                                                                               ---------      ---------


                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                                 1999            1998
                                                                              (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in deposits                                           $(160,821)     $  41,329
     Increase in federal funds purchased                                          76,894          8,174
     Increase (decrease) in securities sold under agreements to repurchase         4,429        (22,089)
     Increase (decrease) in notes payable to the U.S. Treasury                    21,824        (14,038)
     Increase (decrease) in advances from the Federal Home Loan Bank              35,748        (42,743)
     Increase (decrease) in other borrowings                                     (15,558)        21,960
     Proceeds from issuance of common stock and stock options exercised              398            995
     Repurchase of common stock                                                  (12,421)            --
     Cash dividends paid                                                          (2,446)        (1,718)
                                                                               ---------      ---------
          NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES                       (51,953)        (8,130)
                                                                               ---------      ---------

DECREASE IN CASH AND DUE FROM BANKS                                              (49,065)       (11,264)
CASH AND DUE FROM BANKS, JANUARY 1                                               122,654         84,378
                                                                               ---------      ---------
CASH AND DUE FROM BANKS, SEPTEMBER 30                                          $  73,589      $  73,114
                                                                               =========      =========
Cash flow information:
     Income tax payments                                                       $  13,300      $   4,667
     Interest payments                                                            52,758         51,631
Non-cash transactions:
     Loans transferred to other assets                                             1,132          2,546



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

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

The components of basic and diluted earnings per share are as follows:

                                                                THREE MONTHS             NINE MONTHS
                                                             ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                              1999        1998          1999        1998
                                                             -------     -------     ---------     -------
(Amounts in thousands, except per share data)
NET INCOME, BASIC AND DILUTED                                $ 7,754     $ 4,520     $  33,530     $17,278
                                                             =======     =======     =========     =======
Average shares outstanding                                    16,874      15,642        16,901      15,631
Effect of dilutive securities                                    195         278           231         280
                                                             -------     -------     ---------     -------
Average shares outstanding including dilutive securities      17,069      15,921        17,132      15,911
                                                             =======     =======     =========     =======
NET INCOME PER SHARE, BASIC                                  $  0.46     $  0.29     $    1.98     $  1.11
                                                             =======     =======     =========     =======
NET INCOME PER SHARE, DILUTIVE                               $  0.45     $  0.28     $    1.96     $  1.09
                                                             =======     =======     =========     =======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

NOTE 3. SECURITIES

The amortized cost and approximate market values of securities as of September 30, 1999 and December 31, 1998 are as follows:

AVAILABLE FOR SALE
(Amounts in thousands)

                                                   AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                                                      COST        GAINS      LOSSES      VALUE
                                                    --------     -------     ------     --------
U.S. Treasury and federal agencies                  $191,036     $   110     $1,315     $189,831
Mortgage-backed securities                            75,791         392        495       75,688
Obligations of state and political subdivisions       23,575         233        252       23,556
Equity and other securities                           27,467      36,702        301       63,868
                                                    --------     -------     ------     --------
BALANCE AT SEPTEMBER 30, 1999                       $317,869     $37,437     $2,363     $352,943
                                                    ========     =======     ======     ========

During the first nine months of 1999, the after-tax net unrealized gain reported as a separate component of equity (accumulated other comprehensive income) decreased from $31,538,000 on December 31, 1998 to $22,783,000 on September 30, 1999, thus decreasing shareholders' equity. The decrease was largely the result of the sale of securities with net gains of $13,831,000 that were realized.

The amortized cost of equity and other securities increased from $17,613,000 on December 31, 1998 to $27,467,000 on September 30, 1999 largely as a result of an increase in short-term money market accounts from $297,000 on December 31, 1998 to $10,209,000 on September 30, 1999. The increase in these short-term money market accounts was funded by the sale of the equity securities referred to above.

                                                   AMORTIZED    UNREALIZED  UNREALIZED    MARKET
                                                     COST         GAINS       LOSSES      VALUE
                                                    --------     -------     ------     --------
U.S. Treasury and federal agencies                  $187,993     $ 1,697     $  226     $189,464
Mortgage-backed securities                            68,094         836         71       68,859
Obligations of state and political subdivisions       18,694       1,075         13       19,756
Equity and other securities                           17,613      45,413        231       62,795
                                                    ========     =======     ======     ========
BALANCE AT DECEMBER 31, 1998                        $292,394     $49,021     $  541     $340,874
                                                    ========     =======     ======     ========

HELD TO MATURITY
(Amounts in thousands)


                                                    AMORTIZED    UNREALIZED   UNREALIZED    MARKET
                                                      COST         GAINS        LOSSES      VALUE
                                                    ---------     ---------    ---------   ---------
SEPTEMBER 30, 1999
Obligations of state and political subdivisions     $ 129,155     $   2,834    $   1,648   $ 130,341
                                                    =========     =========    =========   =========



                                                    AMORTIZED    UNREALIZED   UNREALIZED    MARKET
                                                      COST         GAINS        LOSSES      VALUE
                                                    ---------     ---------    ---------   ---------
DECEMBER 31, 1998
Obligations of state and political subdivisions     $117,869      $   6,863    $     179   $ 124,553
                                                    =========     =========    =========   =========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

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

NOTE 5. INTANGIBLES

The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $30,767,000 and $30,564,000 net of accumulated amortization as of September 30, 1999 and December 31, 1998, respectively, is being amortized predominately over a 10-20 year period on a straight-line basis. Other intangible assets consist of the value of core deposits purchased of approximately $2,412,000 and $2,915,000, net of accumulated amortization, as of September 30, 1999 and December 31, 1998, respectively, which is being amortized by an accelerated method over ten years and a purchased bank charter of $750,000 and $863,000 as of September 30, 1999 and December 31, 1998, respectively, which is being amortized over a 10-year period on a straight-line basis. Amortization expense for the three-month periods ended September 30, 1999 and 1998 was $868,000 and $712,000, respectively. Amortization expense for the nine-month periods ended September 30, 1999 and 1998 was $2,605,000 and $2,057,000,
respectively.

NOTE 6. BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS)

On August 23, 1998 Area acquired NationsBank of Kentucky, N.A., a wholly-owned subsidiary of NationsBank Corporation (now known as Bank America Corporation). NationsBank of Kentucky, N.A. had total assets of approximately $133,000,000, net of certain deposits that were retained by NationsBank of Kentucky, N.A., loans of approximately $84,000,000 and deposits of approximately $113,000,000. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of NationsBank of Kentucky, N.A. have been included in Area's consolidated statements since the date of acquisition. In conjunction with the acquisition, approximately $22,030,000 of intangibles were recorded.

On January 4,1999, Area merged with Peoples Bancorp of Winchester, which is headquartered in Winchester, Kentucky. Peoples Bancorp of Winchester had total assets of $165,000,000, loans of $99,219,000 and deposits of $146,199,000.
Peoples Bancorp of Winchester was a one-bank holding company for Peoples Commercial Bank. Area issued approximately 1,300,000 shares of its common stock in conjunction with the merger. This acquisition was accounted for as a pooling-of-interests; however, due to the relative size of Peoples Bancorp of Winchester's financial condition and results of operations to that of Area, the historical financial statements of Area have not been restated to reflect this combination.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

NOTE 7. PENDING ACQUISITIONS

On August 25, 1999 Area announced the signing of definitive agreements providing for the cash purchase of Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky. Area will pay $77,750,000 in cash for these banking companies. On June 30, 1999, total assets of the four banking companies were $382,033,000, total loans were $230,822,000 and total capital was $45,395,000. The transaction, which will be accounted for as a purchase transaction, is expected to be consummated during January of 2000, pending shareholder approval, regulatory approval and other customary conditions of closing. This transaction has no effect on the financials presented in this Form 10-Q.

On October 4, 1999 Area and The Eifler Group announced the signing of definitive agreements providing for the cash purchase of The Eifler Group's investment business. Under terms of the agreements, The Eifler Group will become associated with Area Services, Inc., a wholly owned subsidiary of Area and will manage Area's non-deposit investment product line under the name Area Investment Services. This transaction closed during the fourth quarter of 1999 and therefore has no effect on the financials presented in this Form 10-Q.

NOTE 8. SEGMENT INFORMATION

Area provides a broad range of financial services to individuals, corporations and others through its thirteen banks located throughout Kentucky. These services include receiving deposits, making various types of loans, providing trust and brokerage services and safe deposit facilities. Operations are managed and financial performance reviewed and evaluated by the President, Chief Executive Officer at the subsidiary bank level. All subsidiary banks are considered by management to comprise only one operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Area is a multi-bank holding company that was incorporated in Kentucky in 1976 and is registered under the Bank Holding Company Act of 1956, as amended. On September 30, 1999, Area directly controlled five affiliated commercial banks and indirectly controlled eight additional commercial banks through the ownership of holding companies, all of which are located in Kentucky. Of the banks controlled by Area, four are national banks and nine are state banks.

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

The discussion that follows is intended to provide additional insight into Area's financial condition and results of operations which includes the acquisition of NationsBank of Kentucky, N.A. since August 23, 1998 and the merger with Peoples Bancorp of Winchester since January 4, 1999 (see Note 6 in the accompanying unaudited financial statements for details of these transactions). Where considered significant, the impact of these transactions on Area's results of operations and financial condition is discussed. This discussion should be read with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

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

A. RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 1999 was $7,754,000 versus $4,520,000 in the same period of 1998. Diluted earnings per share were $0.45 compared to $0.28 for the same period in 1998. The increase during the current quarter from the third quarter of 1998 was $3,234,000 or 71.5% for net income and $0.17 or 60.7% per diluted share. The improved earnings during the quarter compared to the third quarter of 1998 were largely the result of an increase in security gains (losses) from $(9,000) in the third quarter of 1998 to $896,000, an increase in net interest income on a taxable equivalent basis totaling $4,193,000, a decrease in the provision for loan losses totaling $389,000 and an increase in non-interest income excluding security gains of $1,003,000 or 20.8%. These increases in net income were partially off-set by a $1,573,000 increase in non-interest expenses. The gains on the sale of securities reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

Year-to-date earnings were $33,530,000 compared to $17,278,000 during the first three quarters of 1998. Diluted earnings per share totaled $1.96 in 1999 compared to $1.09 during the first nine months of 1998. The year-to-date increases were $16,252,000 or 94.1% for net income and $0.87 or 79.8% per diluted share. Earnings for the nine months ended September 30, 1999 reflected an increase in security gains from $116,000 in the first nine months of 1998 to $21,279,000, an increase in net interest income on a taxable equivalent basis of $9,281,000, a reduction in the provision for loans losses of $746,000 and an increase in non-interest income excluding security gains of $828,000 or 4.9%. Non-interest income during the first nine months of 1998 included a gain totaling $2,068,000 on the sale of a subsidiary's loan portfolio. An increase of $7,639,000 in non-interest expenses partially offset these increases in earnings.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

A. RESULTS OF OPERATIONS (CONTINUED)

Area believes that the most meaningful comparison of the results of operations excludes nonrecurring items. During the current quarter security gains in the amount of $582,000 after-tax ($896,000 pre-tax) were recorded. During the third quarter of 1998 security losses totaling $6,000 after-tax ($9,000 pre-tax) were recorded in addition to merger-related expenses of $357,000 after-tax ($549,000 pre-tax) in connection with the NationsBank acquisition (see Note 6 in the accompanying unaudited financial statements). Net income during the third quarter of 1999 and 1998, adjusted for these items, totaled $7,172,000 or $0.42 per diluted share and $4,883,000 or $0.31 per diluted share, respectively. Core operating net income increased $2,289,000 or 46.9% while core operating diluted earnings per share increased $0.11 or 35.5% from the third quarter of 1998.

Several items affected the first nine months of both 1999 and 1998. During the nine months ended September 30, 1999 Area recorded security gains of $13,831,000 after-tax ($21,279,000 pre-tax), a favorable insurance settlement totaling $615,000 after-tax ($945,000 pre-tax) and $122,000 of after-tax merger-related adjustments which enhanced net income. During the first nine months of 1998 security gains totaled $75,000 after-tax ($116,000 pre-tax), a consumer loan subsidiary sold its loan portfolio for a gain of $1,344,000 after-tax ($2,068,000 pre-tax) and $357,000 after-tax ($549,000 pre-tax) of merger-related expenses were recorded in connection with the NationsBank acquisition (see Note 6 in the accompanying unaudited financial statements). Net income for the first nine months of 1999, adjusted for these items, totaled $18,962,000 or $1.11 per diluted share compared to $16,216,000 or $1.02 per diluted share earned during the first nine months of 1998. Core operating net income increased $2,746,000 or 16.9% while core operating diluted earnings per share decreased $0.09 or 8.8%. The following table reconciles net income as reported with core operating net income:

CORE OPERATING NET INCOME                    3 MONTHS ENDED            9 MONTHS ENDED
(Amounts in thousands)                        SEPTEMBER 30              SEPTEMBER 30

                                            1999        1998         1999          1998
                                           -------      ------     --------      --------
Net income as reported                     $ 7,754      $4,520     $ 33,530      $ 17,278

Add or (deduct) net of taxes:

Security transactions                         (582)          6      (13,831)          (75)
Insurance settlement                            --          --         (615)           --
Merger/acquisition-related adjustments          --         357         (122)          357
Gain on sale of a subsidiary's loans            --          --           --        (1,344)
                                           -------      ------     --------      --------
CORE OPERATING NET INCOME                  $ 7,172      $4,883     $ 18,962      $ 16,216
                                           =======      ======     ========      ========


Return on average assets was 1.37% (annualized) in the third quarter of 1999 compared to 0.93% (annualized) during the same period of 1998. Core operating return on average assets (excluding the items discussed above) totaled 1.27% (annualized) during the quarter ended September 30, 1999 compared to 1.00% for the same period in 1998. Return on average equity was 11.49% (annualized) for the quarter ended September 30, 1999 compared to 8.19% (annualized) during the third quarter of 1998. Core operating return on average equity (excluding the items discussed above) was 10.62% (annualized) for the quarter ended September 30, 1999 and 8.85% (annualized) for the third quarter of 1998.

Return on average assets was 2.00% (annualized) for the first nine months of 1999 compared to 1.24% (annualized) during the same period of 1998. Core operating return on average assets (excluding the items discussed above) totaled 1.13% (annualized) during the nine months ended September 30, 1999 compared to 1.16% (annualized) for the same period in 1998. Return on average equity was 16.87% (annualized) for the first three quarters of 1999 compared to 11.09% (annualized) during the same period of 1998. Core operating return on average equity (excluding the nonrecurring items discussed above) was 9.54% (annualized) for the nine-months ended September 30, 1999 and 10.40% (annualized) for the same period of 1998.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

A. RESULTS OF OPERATIONS (CONTINUED)

The following table provides selected operating data, per share data, selected ratios and average balances for the three and nine-month periods ended September 30, 1999 and 1998:

(Amounts in thousands, except percentages and per share data)

                                                              3 MONTHS ENDED                          9 MONTHS ENDED
                                                               SEPTEMBER 30                             SEPTEMBER 30
                                                      1999        1998       CHANGE         1999            1998         CHANGE
                                                  ----------   ----------   ----------    ----------     ----------    ----------
OPERATING DATA
  Net income                                      $    7,754   $    4,520   $    3,234    $   33,530     $   17,278    $   16,252
  Core operating  net income (1)                       7,172        4,883        2,289        18,962         16,216         2,746
PER SHARE DATA
  Basic earnings per share                              0.46         0.29         0.17          1.98           1.11          0.87
  Core operating basic earnings per share (1)           0.43         0.31         0.12          1.12           1.04          0.08
  Diluted earnings per share                            0.45         0.28         0.17          1.96           1.09          0.87
  Core operating diluted earnings per share (1)         0.42         0.31         0.11          1.11           1.02          0.09
  Cash dividends per share                              0.05         0.04         0.01         0.145           0.11         0.035
  Book value at September 30                           15.87        14.24         1.63         15.87          14.24          1.63
  Market price at September 30                         28.81        26.00         2.81         28.81          26.00          2.81
SELECTED RATIOS AND DATA
  Return on assets (2)                                  1.37%        0.93%        0.44%         2.00%          1.24%         0.76%
  Core operating return on assets (1)(2)                1.27%        1.00%        0.27%         1.13%          1.16%        (0.03%)
  Return on equity (2)                                 11.49%        8.19%        3.30%        16.87%         11.09%         5.87%
  Core operating return on equity (1)(2)               10.62%        8.85%        1.77%         9.54%         10.40%        (0.86%)
  Efficiency ratio                                     59.65%       68.08%       (8.43%)       51.16%         62.13%       (10.97%)
  Efficiency ratio (1)                                 61.45%       65.81%       (4.36%)       64.12%         63.95%         0.17%
  Net interest margin (2)                               4.55%        4.36%        0.19%         4.40%          4.49%        (0.09%)
  Equity-to-assets                                     11.64%       10.89%        0.75%        11.64%         10.89%         0.75%
  Allowance for loan losses to loans                    1.48%        1.63%       (0.15%)        1.48%          1.63%        (0.15%)
  Allowance for loan losses to
      nonperforming loans                              698.8%       823.4%      (124.6%)       698.8%         823.4%       (124.6%)
  Nonperforming loans to total loans                    0.21%        0.20%        0.01%         0.21%          0.20%         0.01%

(1) Excludes items presented in the Core Operating Net Income table above.
(2) Percentages annualized.

                                 3 MONTHS ENDED            9 MONTHS ENDED
                                  SEPTEMBER 30              SEPTEMBER 30
                                1999         1998         1999         1998
 AVERAGE BALANCES
      Total assets           $2,245,352   $1,929,862   $2,246,619   $1,866,412
      Earning assets          2,085,291    1,795,460    2,078,568    1,755,546
      Shareholders' equity      267,837      218,961      265,796      208,374

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

CORE OPERATING CASH BASED EARNINGS

Area believes it is important to also disclose cash based core operating net income, which excludes nonrecurring items and intangible asset amortization. Although Area believes these calculations are helpful in understanding the performance of Area, cash based core operating net income should not be considered a substitute for net income or cash flow as indicators of Area's financial performance or its ability to generate liquidity. The following presents the cash based core operating net income and various cash based performance ratios:

(Amounts in thousands, except percentages and per share data)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30                  SEPTEMBER 30
                                                          1999      1998     CHANGE     1999      1998    CHANGE
                                                         ------    ------    ------    ------    ------    ------
Core operating net income (1)                            $7,172    $4,883    $2,289    $18,962   $16,216   $2,746
Add back:
     Goodwill and other intangible amortization             868       712       156     f2,605     2,057      548
     Less: tax effect                                       153       106        47        461       224      237
                                                         ------    ------    ------    -------   -------   ------
                                                            715       606       109      2,144     1,833      311
                                                         ------    ------    ------    -------   -------   ------
CASH BASED CORE OPERATING NET INCOME                     $7,887    $5,489    $2,398    $21,106   $18,049   $3,057
                                                         ======    ======    ======    =======   =======   ======

(1) Excludes items presented in the Core Operating Net Income table above.

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30                  SEPTEMBER 30
                                                          1999      1998     CHANGE     1999      1998    CHANGE
                                                         ------    ------    ------    ------    ------    ------
Per share data
  Cash based core operating basic earnings per share     $ 0.47    $ 0.35    $ 0.12    $ 1.25    $ 1.15    $ 0.10
  Cash based core operating diluted earnings per share     0.46      0.34      0.12      1.23      1.13      0.10
Performance ratios (annualized)
  Cash based core operating return on tangible assets      1.41%     1.14%     0.27%     1.28%     1.31%    (0.03%)
  Cash based core operating return on tangible equity     13.37%    10.80%     2.57%    12.22%    12.63%    (0.41%)
  Cash based core operating efficiency ratio              58.53%    63.59%    (5.06%)   61.07%    61.83%    (0.76%)

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

NET INTEREST INCOME (CONTINUED)

Net interest income, on a tax equivalent basis, increased $4,193,000 or 21.3% to $23,918,000 during the quarter ended September 30, 1999. Area's net interest margin (which is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets) increased from 4.36% during the quarter ended September 30, 1998 to 4.55% during the current quarter. Competitive pressures on loan pricing and a relatively flat yield curve caused the average rate on earning assets to decrease from 8.10% in the third quarter of 1998 to 7.85% in the third quarter of 1999. As an offset, the average rate on interest bearing liabilities decreased from 4.50% to 4.03% largely as a result of the maturity of higher-priced certificates of deposits issued three-to-five years ago and the funding of those withdrawals with borrowed funds. These changes resulted in an increase of 0.22% in the net interest spread for the current quarter versus the same period in 1998.

For the nine months ended September 30, 1999, net interest income, on a tax equivalent basis, increased $9,281,000 or 15.7% to $68,441,000 over the same period in 1998. The net interest margin was 4.40% for the year-to-date period, a decrease of 0.09% from 4.49% recorded during the first nine months of 1998. The decrease in the net interest margin was the result of a decrease of 0.53% to 7.78% in the yield of earning assets during the current period and a smaller decrease of 0.50% to 4.09% in the rate paid on interest bearing liabilities.

The following presents the components of net income on a taxable equivalent basis:

           (Amounts in thousands)                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30                      SEPTEMBER 30
                                                1999      1998     CHANGE        1999       1998     CHANGE
                                              -------   -------   --------    --------   --------   --------
Interest income                               $40,167   $35,622   $  4,545    $117,656   $106,292   $ 11,364
Taxable-equivalent adjustment                   1,106     1,047      3,270       3,126         59        144
                                              -------   -------   --------    --------   --------   --------
     Interest income-taxable equivalent        41,273    36,669      4,604     120,926    109,418     11,508
Interest expense                               17,355    16,944     52,485      50,258      2,227        411
                                              -------   -------   --------    --------   --------   --------
     Net interest income-taxable equivalent    23,918    19,725      4,193      68,441     59,160      9,281
Provision for loan losses                         145       534       (389)        501      1,247       (746)
Non-interest income                             6,713     4,805      1,908      39,001     17,010     21,991
Non-interest expenses                          18,272    16,699      1,573      54,964     47,325      7,639
                                              -------   -------   --------    --------   --------   --------
     Income before income taxes                12,214     7,297      4,917      51,977     27,598     24,379
Income taxes                                    3,354     1,730      1,624      15,177      7,194      7,983
Taxable-equivalent adjustment                   1,106     1,047      3,126          59      3,270        144
                                              -------   -------   --------    --------   --------   --------
          NET INCOME                          $ 7,754   $ 4,520   $  3,234    $ 33,530   $ 17,278   $ 16,252
                                              =======   =======   ========    ========   ========   ========

The table on the following page summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and nine-months ended September 30, 1999 and 1998.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

NET INTEREST INCOME (CONTINUED)

(Amounts in thousands, except percentages)
                                              THREE MONTHS ENDED SEPTEMBER 30                NINE MONTHS ENDED SEPTEMBER 30
                                           1999           1998         CHANGE             1999            1998         CHANGE
                                       ----------     ----------     ----------      -----------     ----------     ----------
Average rate on earning assets (1)           7.85%          8.10%         (0.25%)          7.78%           8.31%         (0.53%)
Average rate on interest
     bearing liabilities (1)                 4.03%          4.50%         (0.47%)          4.09%           4.59%         (0.50%)
Net interest spread (1)                      3.82%          3.60%          0.22%           3.69%           3.72%         (0.03%)
Net interest margin (1)                      4.55%          4.36%          0.19%           4.40%           4.49%         (0.09%)
Average earning assets                 $2,085,291     $1,795,460     $  289,831      $2,078,568      $1,755,546     $  323,022
Average interest bearing liabilities    1,708,006      1,493,575        214,431       1,713,828       1,460,494        253,334

(1) Amounts annualized

PROVISION FOR LOAN LOSSES

The allowance for loan losses is maintained at a level management believes is adequate to absorb estimated losses inherent in the portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience and such other factors that in management's judgment deserve current recognition. However, actual losses could differ significantly from the amount estimated by management. The allowance for loan losses is established by charges to operating earnings.

An analysis of the changes in the allowance for loan losses and selected ratios follows:

(Amounts in thousands, except percentages)
                                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                        SEPTEMBER 30                                SEPTEMBER 30
                                                     1999         1998        CHANGE        1999         1998       CHANGE
                                                  ----------   ----------   ---------    ----------   ----------   ---------
Beginning balance                                 $   23,553   $   20,109   $   3,444    $   21,651   $   19,887   $   1,764
Additions through acquisitions                            --        1,137      (1,137)        1,857        1,137         720
Provision for loan losses                                145          534        (389)          501        1,247        (746)
Loan loss recoveries                                     271          287         (16)        1,216        1,126          90
Loans charged off                                        470          493         (23)        1,726        1,823         (97)
                                                  ----------   ----------   ---------    ----------   ----------   ---------
BALANCE, SEPTEMBER 30                             $   23,499   $   21,574   $   1,925    $   23,499   $   21,574   $   1,925
                                                  ==========   ==========   =========    ==========   ==========   =========

Average loans, net of unearned income             $1,531,922   $1,258,863   $ 273,059    $1,509,659   $1,215,728   $ 293,931
Provision for loan losses to average loans (1)          0.04%        0.17%      (0.13%)        0.04%        0.14%      (0.10%)
Net loan charge-offs to average loans (1)               0.05%        0.07%      (0.02%)        0.05%        0.08%      (0.03%)
Allowance for loan losses to end of period loans        1.48%        1.63%      (0.15%)        1.48%        1.63%      (0.15%)
Allowance for loan losses to nonperforming loans       698.8%       823.4%     (124.6%)       698.8%       823.4%     (124.6%)

(1) Amounts annualized

The provision for loan losses decreased $389,000 or 72.8% to $145,000 for the quarter ended September 30, 1999 compared to the same period last year and decreased $746,000 or 59.8% during the nine months ended September 30, 1999 when compared to the first nine months of 1998.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

PROVISION FOR LOAN LOSSES (CONTINUED)

The provision for loan losses as a percentage of average loans totaled 0.04% (annualized) for the quarter ended September 30, 1999 compared to 0.17% (annualized) for the quarter ended September 30, 1998. For the nine-month period ended September 30, 1999, the provision for loan losses as a percentage of average loans decreased to 0.04% (annualized) from 0.14% (annualized) during the same period in 1998. These decreases reflected the continued improvement in the quality of loans as discussed more completely under "Asset Quality". These percentages are low by historical standards and may increase in the future.

Net loan charge-offs (loan charge-offs less recoveries) to average loans declined to 0.05% (annualized) from 0.07% (annualized) during the quarter ended September 30, 1999 as a result of relatively stable net charge-offs. Net loan charge-offs decreased to 0.05% (annualized) for the nine months ended September 30, 1999 compared to 0.08% (annualized) for the same period in 1998 an increase of $293,931,000 in average loans. These percentages are low by historical standards and may increase in the future.

The allowance for loan losses was 1.48% of total loans on September 30, 1999, as compared to the December 31, 1998 level of 1.53% and the September 30, 1998 level of 1.63%. This percentage has decreased since September 30, 1998 as a result of loan growth and an improvement in the quality of the loan portfolio.

NON-INTEREST INCOME

The tables that follow set forth the components of non-interest income for the three and nine months ended September 30, 1999 and 1998. The amounts listed below for the three and nine-month periods include adjustments for the Peoples transaction (see Note 6 in the accompanying unaudited financial statements) for comparability purposes.

(Amounts in thousands)                                       THREE MONTHS ENDED SEPTEMBER 30
                                                TOTAL
                                                 AREA     PEOPLES       AREA NET
                                                 1999      1999         1999(1)      1998     CHANGE
                                               -------   --------       --------    -------   --------
Commissions and fees on fiduciary activities   $ 1,377   $     --       $  1,377    $ 1,109   $    268
Service charges on deposit accounts              2,467        107          2,360      1,943        417
Other service charges, commissions and fees      1,524         67          1,457      1,371         86
Security gains (losses), net                       896         --            896         (9)       905
Gains on sales of loans (net)                      256          3            253        270        (17)
Other income                                       193        (67)           260        121        139
                                               -------   --------       --------    -------   --------
    TOTAL                                      $ 6,713   $    110       $  6,603    $ 4,805   $  1,798
                                               =======   ========       ========    =======   ========

(1) Excludes Peoples


                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                TOTAL
                                                 AREA     PEOPLES       AREA NET
                                                 1999      1999         1999(1)      1998     CHANGE
                                               -------   --------       --------    -------   --------
Commissions and fees on fiduciary activities   $ 4,083   $      3       $  4,080    $ 3,537   $    543
Service charges on deposit accounts              6,838        329          6,509      5,469      1,040
Other service charges, commissions and fees      4,358        194          4,164      4,661       (497)
Security gains (losses), net                    21,279         --         21,279        116     21,163
Gains on sales of loans (net)                    1,015         39            976      2,910     (1,934)
Other income                                     1,428        (82)         1,510        317      1,193
                                               -------   --------       --------    -------   --------
    TOTAL                                      $39,001   $    483       $ 38,518    $17,010   $ 21,508
                                               =======   ========       ========    =======   ========

(1) Excludes Peoples

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

NON-INTEREST INCOME (CONTINUED)

Non-interest income (excluding security gains) has provided Area with a non-interest-sensitive source of revenue. During the quarter ended September 30, 1999 non-interest income (excluding security gains) represented 19.6% of tax equivalent net revenue and 20.6% during the first nine months of 1999. This compares with 19.6% in the third quarter of 1998 and 22.2% for the year-to-date period of 1998. The decrease from the first nine months of 1998 to the first nine months of 1999 was largely the result of growth in net interest income on a taxable equivalent basis. Non-interest income totaled $6,713,000 and $39,001,000 for the three and nine-month periods ended September 30, 1999. These amounts represent increases of $1,908,000 or 39.7% and $21,991,000 or 129.3%, respectively, when compared to 1998 period totals. Included in the non-interest income totals for the current quarter and year-to date period is $110,000 and $483,000, respectively, from Peoples Bancorp of Winchester ("Peoples"), which merged with Area in January 1999 (see Note 6 in the accompanying unaudited financial statements). The merger was accounted for as a pooling-of-interests; however, due to the relative size of Peoples' financial condition and results of operations to that of Area, the historical financial statements of Area have not been restated to reflect this combination. The following analysis excludes Peoples from current amounts for comparative purposes (see table above). Commissions and fees on fiduciary activities increased $268,000 or 24.2% to $1,377,000 in the third quarter of 1999 and $543,000 or 15.4% to $4,080,000 during the current nine-month period largely as a result of successful new business development efforts. Service charges on deposit accounts increased $417,000 or 21.5% to $2,360,000 and $1,040,000 or 19.0% to $6,509,000,
respectively, for the three and nine months ended September 30, 1999, when compared to similar period totals in 1998, due primarily to increases in deposits subject to service charges and increases in fees charged. Other service charges, commissions and fees totaled $1,457,000 and $4,164,000 for the third quarter of 1999 and year-to-date periods ended September 30, 1999. These amounts reflect an increase of $86,000 or 6.3% and a decrease of $497,000 or 10.7%, respectively, for the three and nine-month periods ended September 30, 1999. The decrease for the year-to-date period was largely the result of changes in the reporting of income and expenses by Area's credit card service provider. Security gains (net) totaled $896,000 in the current quarter compared to a loss of $9,000 in the same period of 1998 and $21,279,000 for the year-to-date period versus $116,000 during the first nine months of 1998. These gains on the sale of securities reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change. Gains on the sales of loans decreased $17,000 or 6.3% to $253,000 in the third quarter of 1999 compared to the same period in 1998 and decreased $1,934,000 or 66.5% to $976,000 during the year-to-date period. Gains on the sales of loans were favorably impacted in the first nine months of 1998 by a gain totaling $2,068,000 from the sale of a subsidiary's consumer loan portfolio. Other income totaled $260,000 during the three months ended September 30, 1999 and $1,510,000 for the nine months ended September 30, 1999. These amounts represent increases of $139,000 or 114.9% and $1,193,000 or 376.3%, respectively. The increase for the year-to-date period was primarily the result of an insurance settlement received during the first quarter of 1999 totaling $945,000 from a loss occurring in 1994.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

NON-INTEREST EXPENSES

The tables that follow set forth the components of non-interest expenses for the three and nine months ended September 30, 1999 and 1998. The amounts listed below for the three and nine-month periods include adjustments for the Peoples transaction (see Note 6 in the accompanying unaudited financial statements) for comparability purposes.

(Amounts in thousands)                        THREE MONTHS ENDED SEPTEMBER 30
                                       TOTAL
                                        AREA     PEOPLES   AREA NET
                                        1999      1999      1999(1)    1998     CHANGE
                                      -------   -------    -------   -------   --------
Salaries and employee benefits        $ 8,621   $   430    $ 8,191   $ 8,078   $   113
Net occupancy expenses                  1,416        23      1,393     1,097       296
Furniture and equipment expense         1,504        88      1,416     1,167       249
Federal deposit insurance                  83        --         83        62        21
Data processing expense                 1,176       (58)     1,234       936       298
Advertising and community relations       763        39        724       777       (53)
Insurance and taxes                       531        48        483       584      (101)
Professional fees                       1,016        20        996       807       189
Amortization of intangibles               868        --        868       705       163
Other                                   2,294       121      2,173     2,486      (313)
                                      -------   -------    -------   -------   -------
     TOTAL                            $18,272   $   711    $17,561   $16,699   $   862
                                      =======   =======    =======   =======   =======

(1) Excludes Peoples

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                       TOTAL
                                        AREA     PEOPLES   AREA NET
                                        1999      1999      1999(1)    1998     CHANGE
                                      -------   -------    -------   -------   --------
Salaries and employee benefits        $26,257   $ 1,382    $24,875   $23,179   $ 1,696
Net occupancy expenses                  4,021        67      3,954     2,913     1,041
Furniture and equipment expense         4,561       385      4,176     3,208       968
Federal deposit insurance                 220        --        220       217         3
Data processing expense                 4,046       204      3,842     2,797     1,045
Advertising and community relations     2,433        72      2,361     2,094       267
Insurance and taxes                     1,799       120      1,679     1,763       (84)
Professional fees                       2,237        72      2,165     2,308      (143)
Amortization of intangibles             2,605        --      2,605     2,057       548
Other                                   6,785       550      6,235     6,789      (554)
                                      -------   -------    -------   -------   -------
     TOTAL                            $54,964   $ 2,852    $52,112   $47,325   $ 4,787
                                      =======   =======    =======   =======   =======

(1) Excludes Peoples

Non-interest expenses totaled $18,272,000 and $54,964,000 during the three and nine-month periods ended September 30, 1999. These amounts represent increases of $1,573,000 or 9.4% and $7,639,000 or 16.1% for the current quarter and year-to-date periods compared to similar periods in 1998. Included in the non-interest expenses for the current quarter and year-to-date periods is approximately $711,000 and $2,852,000, respectively, from Peoples which merged with Area in January 1999 (see Note 6 in the accompanying unaudited financial statements). The merger was accounted for as a pooling-of-interests; however, due to the relative size of Peoples' financial condition and results of operations to that of Area, the historical financial statements of Area have not been restated to reflect this combination. Excluding the non-interest expenses related to Peoples, total non-interest expenses increased $862,000 or 5.2% from the third quarter of 1998 and $4,787,000 or 10.1% from the first nine months of 1998. The following analysis excludes Peoples from current amounts for comparative purposes (see tables above). Salaries and benefits increased $113,000 or 1.4% to $8,191,000 in the third quarter of 1999 and $1,696,000 or
7.3% to $24,875,000 for the nine-month period. These increases were the result of merit increases and the creation of additional positions to staff Area for future growth. Net occupancy expenses increased $296,000 or 27.0% and $1,041,000 or 35.7%. Modernizing several facilities and the addition of six new branches accounted for these increases. Furniture and equipment

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

NON-INTEREST EXPENSES (CONTINUED)

expenses totaled $1,416,000 and $4,176,000 for the third quarter of 1999 and year-to-date periods. The increases were $249,000 or 21.3% and $968,000 or 30.2%, respectively. Depreciation of equipment used to become Year 2000 ready accounted for a majority of these increases. Data processing expenses totaled $1,234,000 during the current quarter compared to $936,000 for the same period in 1998 and $3,842,000 during the nine months ended September 30, 1999 versus $2,797,000 during the first three quarters of 1998. The increases, $298,000 or 31.8% and $1,045,000 or 37.4% for the quarter and year-to-date periods were largely the result of continued enhancements to Area's data processing capabilities in addition to expenses associated with modifying computer application systems for Year 2000. Advertising and community relations decreased $53,000 or 6.8% to $724,000 during the current quarter and increased $267,000 or 12.8% to $2,361,000 in the nine months ended September 30, 1999 when compared to the same periods in 1998. Increases in radio advertising and donations accounted for the majority of the increase the year-to-date period. Professional fees increased $189,000 or 23.4% in the current quarter and decreased $143,000 or 6.2% during the year-to-date period compared to similar periods in 1999. The increase during the current period was the result of acquisition activities as discussed in Note 7 in the accompanying unaudited financial statements. Other non-interest expenses totaled $2,173,000 during the current quarter compared to $2,486,000 for the same period in 1998 and $6,235,000 for the nine-months ended September 30, 1999 compared to $6,789,000 during the first three quarters of 1998. The current quarter reflected a decrease of $313,000 or 12.6% while the decrease for the nine months ended September 30, 1999 was $554,000 or 8.2%. These decreases were largely the result of changes in the reporting of income and expenses by Area's credit card service provider.

INCOME TAX EXPENSE

Income tax expense totaled $3,354,000 and $15,177,000 for the three and nine-month periods ended September 30, 1999 compared to $1,730,000 and $7,194,000 for the same periods in 1998. The increased level of income tax expense for both the current three and nine-month periods was the result of higher pre-tax income. The effective tax rate was 30.2% and 31.2% for the three and nine-month periods ended September 30, 1999 compared to 27.7% and 29.4% for the same periods of 1998, respectively. The effective tax rate differs from the marginal income tax rate of 35% in both 1999 and 1998 due to the effects of tax exempt interest and goodwill amortization. The increase in the effective income tax rate during 1999 is attributable to the $24,235,000 or 99% increase in pretax accounting income over 1998, resulting primarily from security gains of $21,279,000 discussed previously.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

YEAR 2000 (CONTINUED)

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

The final phase, validation, involves testing the new/renovated software and systems with actual data. This phase was complete as of September 30, 1999.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

YEAR 2000 (CONTINUED)

The following table presents each phase and its percentage completion on September 30, 1999 along with the estimated percentage completion on December 31, 1999:


                       MANAGEMENT ESTABLISHED YEAR 2000 FORMAL PROGRAM

                                                      PERCENT COMPLETE
                                                 SEPTEMBER 30     DECEMBER 31
                 PHASE         DESCRIPTION           1999             1999
                 -----         -----------       -------------    ------------
                                                   (ACTUAL)        (ESTIMATE)

                   1           Awareness              100%            100%
                   2           Assessment             100%            100%
                   3           Remediation            100%            100%
                   4           Testing                100%            100%
                   5           Validation             100%            100%


B. FINANCIAL POSITION

Total assets increased $129,102,000 or 6.1% to $2,261,467,000 from December 31, 1998. Excluding the merger with Peoples Bancorp of Winchester (see note 6 in the accompanying unaudited financial statements), assets decreased approximately $35,898,000 or 1.7% from year-end. Assets averaged $2,245,352,000 in the quarter ended September 30, 1999 compared to $1,929,862,000 during the same period in 1998. The growth in average assets from September 30, 1998 to September 30, 1999 was $315,490,000 or 16.3%. This growth was largely the result of the NationsBank of Kentucky, N.A. and Peoples Bancorp of Winchester acquisitions (see Note 6 in the accompanying unaudited financial statements). Earning assets totaled $2,084,752,000 on September 30, 1999, an increase of $176,800,000 or 9.3% over
December 31, 1998. Loans accounted for virtually all of the growth in earning assets.

SHORT-TERM INVESTMENTS AND SECURITIES

Short-term investments, which include interest-bearing deposits with banks and federal funds sold, totaled $5,384,000 on September 30, 1999, a decrease of $17,050,000 from year-end balances. These funds were invested in higher yielding investments and loans.

Securities represent 23.1% of earning assets. They totaled $482,098,000 on September 30, 1999, an increase of $23,355,000 or 5.1% from December 31, 1998. The change for the first nine months of 1999 largely resulted from securities acquired in the merger with Peoples Bancorp of Winchester (see Note 6 to the accompanying unaudited financial statements). The held-to-maturity and available-for-sale portfolios as of September 30, 1999 consisted of 39.4% in U.S. and other government agency securities, 15.7% in mortgage-backed securities, 31.7% in state and municipal securities and 13.2% in equity and other securities. The comparable distributions at December 31, 1998 were 41.3%, 15.0%, 30.0% and 13.7%, respectively.

LOANS

Loans, including loans held for sale increased $170,495,000 or 11.9% to $1,597,270,000 during the nine months ended September 30, 1999. Excluding the merger with Peoples Bancorp of Winchester (see note 6 to the accompanying unaudited financial statements), loans increased approximately $71,276,000 or 5.0% during the first nine months of 1999. Loans, including loans held for sale, represent the largest category of earning assets, comprising 76.6% of earning assets as of September 30, 1999, 74.7% as of December 31, 1998 and 71.1% as of September 30, 1998.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

LOANS (CONTINUED)

The following table presents the major categories of loans including loans held for sale:

(Amounts in thousands)
                                                    SEPTEMBER 30     DECEMBER 31      SEPTEMBER 30
                                                        1999             1998             1998
                                                     ----------       ----------       ----------
Commercial                                           $  562,596       $  503,173       $  409,854
Real estate                                             801,204          731,620          730,412
Consumer installment and other loans                    233,470          191,982          193,895
                                                     ----------       ----------       ----------
TOTAL                                                $1,597,270       $1,426,775       $1,334,161
                                                     ==========       ==========       ==========

DEPOSITS

Deposits totaled $1,677,242,000 on September 30, 1999, a decrease of $14,622,000 or 0.9% from December 31, 1998. Excluding deposits acquired as a result of the merger with Peoples Bancorp of Winchester (see Note 6 to the accompanying unaudited financial statements) deposits declined approximately $160,821,000 or 9.5% from December 31, 1998 to September 30, 1999. Non-interest-bearing deposits (excluding deposits acquired through the Peoples merger) declined $26,449,000 or 10.5% to $241,440,000 from year-end totals, partially as a result of commercial customers desire to maintain higher balances over year-end. Interest-bearing deposits (excluding deposits acquired through the Peoples merger) decreased $134,372,000 or 9.3% to $1,435,802,000 during this period. Area's retail customers are continuing to seek higher yields for their interest bearing accounts, thus moving funds into alternative investments. This trend has limited Area's ability to increase its interest bearing deposits. Average deposits increased $276,148,000 or 18.8% in the nine months ended September 30, 1999 compared to the same period in 1998. Average non-interest bearing deposits increased $63,610,000 or 36.4% during the first nine months compared to the same period last year.

The following table summarizes the composition of deposits as of September 30, 1999, December 31, 1998 and September 30, 1998:

(Amounts in thousands)
                                                    SEPTEMBER 30     DECEMBER 31      SEPTEMBER 30
                                                        1999             1998             1998
                                                     ----------       ----------       ----------
Non-interest bearing demand                          $  241,440       $  251,950       $  204,830
Interest bearing deposits:
   Interest bearing demand                              277,805          285,102          244,687
   Savings                                              398,520          358,511          341,266
   Certificates of deposit of $100,000 or more          160,546          154,965          156,407
   Other time                                           598,931          641,336          639,830
                                                     ----------       ----------       ----------
      Total interest bearing deposits                 1,435,802        1,439,914        1,382,190
                                                     ----------       ----------       ----------
      TOTAL DEPOSITS                                 $1,677,242       $1,691,864       $1,587,020
                                                     ==========       ==========       ==========

BORROWED FUNDS

Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings increased by $127,213,000 or 74.5% to $297,939,000 from $170,726,000 on December 31, 1998. Borrowed funds increased as a result of the decline in deposits discussed above and strong loan growth.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

CAPITAL RESOURCES

Shareholders' equity totaled $263,276,000 at September 30, 1999, an increase of $25,063,000 or 10.5% from December 31, 1998. During the first nine months of 1999, $31,084,000 was retained from net income of $33,530,000 after paying dividends to shareholders of $2,446,000. An additional source of shareholders' equity growth during the first nine months of 1999 was common stock issued in the merger with Peoples Bancorp of Winchester (see Note 6 in the accompanying unaudited financial statements) which totaled $13,628,000. These increases were partially offset by a decrease totaling $8,755,000 or 27.8% to $22,783,000 in accumulated other comprehensive income as a result of the sale of securities with gains/losses that were realized.

The shareholders' equity-to-asset ratio was 11.64% at September 30, 1999 compared to 11.17% on December 31, 1998.

Book value per share was $15.87, $15.20 and $14.24 at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

During the third quarter of 1999, Area repurchased 368,470 shares of its common stock in the open market at an average price of $25.44 per share. Of this total, 337,970 shares were repurchased under the 5% repurchase plan announced on August 26, 1999.

A summary of the regulatory capital ratios is shown below:

                                                                   REGULATORY CAPITAL REQUIREMENTS
                                     SEPTEMBER 30     DECEMBER 31        WELL          MINIMUM
                                         1999            1998         CAPITALIZED      REQUIRED
                                         ----            ----         -----------      --------
Leverage Ratio                           9.44%           8.29%           5.00%          4.00%
Tier I Risk Based Capital Ratio         12.78%          11.82%           6.00%          4.00%
Total Risk Based Capital Ratio          14.03%          13.08%          10.00%          8.00%

ASSET QUALITY

At September 30, 1999, the allowance for loan losses was $23,499,000 or 1.48% of period-end loans, as compared to $21,651,000 or 1.53% of loans at December 31, 1998. The ratio of the allowance for loan losses to non-performing assets decreased slightly to 501.6% at September 30,1999, compared with 513.2% at December 31, 1998. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Currently, year-to-date net charge-offs (loan charge-offs less recoveries) are at 0.05% (annualized) of average year-to-date loans compared to 0.08% (annualized) during the same period in 1998. This ratio is at an historical low level and there can be no assurance that net charge-offs will not increase in the future.

Management maintains the allowance for loan losses at a level that is sufficient to absorb the estimated losses that, in the opinion and judgment of management, are inherent in the loan portfolio. Management's evaluation includes an analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within Area's markets. Area also bases allocations of the allowance on specifically identified probable loss situations.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

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

The following schedule shows the dollar amount of assets at September 30, 1999, December 31, 1998 and September 30, 1998, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing and other real estate owned:

(In thousands)                                          SEPTEMBER 30    DECEMBER 31   SEPTEMBER 30
                                                            1999           1998           1998
                                                           ------         ------         ------
Nonaccrual loans                                           $1,016         $1,787         $1,664
Loans contractually past due 90 days or more as to
     interest or principal and still accruing               2,347            757            956
                                                           ------         ------         ------
     TOTAL NONPERFORMING AND RESTRUCTURED LOANS             3,363          2,544          2,620
Other real estate owned                                     1,322          1,675          1,805
                                                           ------         ------         ------
     TOTAL NONPERFORMING ASSETS                            $4,685         $4,219         $4,425
                                                           ======         ======         ======


C. LIQUIDITY

The purpose of liquidity management is to match the sources of funds with anticipated customer borrowings as well as withdrawals and other obligations. This is accomplished by balancing changes in demand for funds with changes in the supply of funds. Liquidity to meet demand is provided by maturing assets, the ability to attract deposits and borrowings from third parties such as the Federal Home Loan Bank.

Deposits have historically provided Area with a major source of stable and relatively low-cost funding. Secondary sources of liquidity include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings.

As of September 30, 1999, 74.2% of total assets were funded by core deposits while 13.2% were funded with secondary sources of liquidity discussed above, compared to 79.3% and 8.0%, respectively, as of December 31, 1998.

The net loan-to-deposit ratio increased from 82.2% on December 31, 1998 to 93.3% on September 30, 1999 as a result of the increase in loans and a decrease in deposits.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           SEPTEMBER 30, 1999 AND 1998

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Area's September 30, 1999 analysis of the impact of changes in interest rates on net income over the next 12 months is presented in the following table. The table below illustrates the simulation analysis of the impact of a 100 (1.00%) and 200 (2.00%) basis point upward and downward movement in interest rates. The impact of the rate movement was simulated as if rates changed immediately from September 30, 1999 levels, and remained constant at those levels thereafter:

INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
(In thousands, except per share data)

                                                                     CHANGE IN INTEREST RATES FROM SEPTEMBER 30, 1999 RATES

                                                                          INCREASE                        DECREASE

                                                                    +200BP         +100BP          -100BP          -200BP
                                                                    ------         ------          ------          ------
SIMULATED IMPACT IN THE NEXT 12 MONTHS
Net income increase (decrease)                                    $  2,510       $  4,288        $  (2,862)      $  (6,088)
Net income per share-basic increase (decrease)                        0.15           0.25            (0.17)          (0.36)
Net income per share-diluted increase (decrease)                      0.15           0.25            (0.17)          (0.36)

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           SEPTEMBER 30, 1999 AND 1998

Item 6. Exhibits and Reports on Form 8-K (continued)

(a) Exhibit No.                 Description of Exhibit
---------------                 ----------------------
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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           SEPTEMBER 30, 1999 AND 1998

Item 6. Exhibits and Reports on Form 8-K (continued)

(a) Exhibit No.                 Description of Exhibit
---------------                 ----------------------
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

27.1     Financial Data Schedule (for SEC use only)

         *The indicated exhibit is a compensatory plan or arrangement.

(b) Three reports on Form 8-K dated August 30, 1999, August 31, 1999 and October 8, 1999 were filed with the United States Securities and Exchange Commission and reported the following under "Item 5-Other Events":

         On August 25, 1999, Area announced the signing of definitive agreements providing for the cash purchase of Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky.

         Area will pay a total of $77,750,000 in cash for these banking companies. The transaction, which will be accounted for as a purchase transaction, is expected to be consummated during January of 2000, pending shareholder approval, regulatory approval and other customary conditions of closing.

         On August 26, 1999 Area announced that its Board of Directors approved the repurchase of up to 5% of its common stock on the open market, through unsolicited negotiated transactions or other types of repurchases. The total number of shares repurchased could total 842,830 based on 16,856,596 shares outstanding as of June 30, 1999.

         On October 4, 1999, Area announced the signing of definitive agreements providing for Area's purchase of the investment business currently operated by Thomas Eifler, Sr. and Thomas Eifler, Jr. in Louisville, Kentucky. Under the terms of the agreements, the Eiflers will become associated with Area Services, Inc., a wholly owned subsidiary of Area Bancshares Corporation, and will manage the company's non-deposit investment product line under the name Area Investment Services.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           SEPTEMBER 30, 1999 AND 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AREA BANCSHARES CORPORATION

Date:    November 12, 1999         By: /s/ Thomas R. Brumley
       --------------------            -----------------------------------------
                                           Thomas R. Brumley
                                           President and Chief Executive
                                           Officer (Principal Executive Officer)



Date:    November 12, 1999         By: /s/ Edward J. Vega
       --------------------            -----------------------------------------
                                           Edward J. Vega
                                           Senior Vice President-Chief Financial
                                           Officer (Principal Financial Officer)



Date:    November 12, 1999         By:  /s/ Gary R. White
       --------------------            -----------------------------------------
                                            Gary R. White
                                            Vice President, Controller
                                            (Principal Accounting Officer)