Form 10-K405
period 1999-12-31
AREA BANCSHARES CORP
filed 2000-03-27
CIK 357191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1999

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
         For the transition period from __________ to __________.

                         Commission file number 0-26032.

                           AREA BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

            Kentucky                                     61-0902343
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

     230 Frederica Street
         Owensboro, KY                                       42301
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code: (502) 926-3232

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 10, 2000 was $185,007,000, (based upon affiliates' reports of beneficial ownership that 9,488,000 or approximately 58.0% of the shares are owned by nonaffiliates).

The number of shares outstanding of the Registrant's common stock as of March 10, 2000: 16,354,380 Shares Common Stock, No Par Value

                                TABLE OF CONTENTS
                                     PART I


                                                                            Page
ITEM 1. BUSINESS

         (A)  General Description                                             4

         (B)  Affiliated Banks                                                5

         (C)  Bank-Related Subsidiaries and Affiliates                        6

         (D)  Executive Officers of the Registrant                            6

         (E)  Employees                                                       7

         (F)  Supervision and Regulation                                      7

         (G)  Governmental Monetary Policy                                   11

         (H)  Economic Conditions                                            11

         (I)  Competition                                                    11

         (J)  Statistical Disclosure                                         13

         ITEM 2.   PROPERTIES                                                14

         ITEM 3.   LEGAL PROCEEDINGS                                         15

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       15

                                     PART II

         ITEM 5.   MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS                                       15

         ITEM 6.   SELECTED FINANCIAL DATA                                   15

         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION  AND RESULTS OF OPERATIONS                      16

         ITEM 7a.  MARKET RISK                                               16

         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               16

         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING  AND FINANCIAL DISCLOSURE                      16

                                    PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        16




         ITEM 11.  EXECUTIVE COMPENSATION                                    16

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT                                                16

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            16

                                     PART IV

         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K                                               17


PART I

Item 1.  BUSINESS

(A) GENERAL DESCRIPTION

         Area Bancshares Corporation ("Area" or the "Corporation"), a multi-bank holding company, was incorporated in Kentucky in 1976 and is registered under the Bank Holding Company Act of 1956, as amended. On December 31, 1999, Area owned 13 financial institutions, all located in Kentucky. Four are national banks and nine are state banks (collectively referred to as "banks" or "affiliated banks").

         The affiliated banks provide a wide range of financial services: such as accepting demand and time deposits: providing checking and money market accounts: making commercial, consumer and mortgage loans: issuing and servicing credit cards: leasing; issuing credit life, accident and health, and property and casualty insurance: providing trust services for personal and corporate customers; providing safe deposit facilities: and providing alternative investments and brokerage services. Area also has six active non-bank affiliates that provide services incidental to Area's operations.

         The parent company furnishes specialized services to its affiliated banks and subsidiaries including: supervision, administration and review of loan portfolios: administration of investment portfolios, insurance programs and employee benefit plans: and assistance with respect to accounting and operating systems and procedures, personnel, marketing, cash management services and equipment management.

         On January 4,1999, Area merged with Peoples Bancorp of Winchester, which is headquartered in Winchester, Kentucky. Peoples Bancorp of Winchester had total assets of $165,000,000, loans of $99,219,000 and deposits of $146,199,000. Peoples Bancorp of Winchester was a one-bank holding company for Peoples Commercial Bank. Area issued approximately 1,300,000 shares of its common stock in conjunction with the merger. This acquisition was accounted for as a pooling-of-interests; however, due to the relative size of Peoples Bancorp of Winchester's financial condition and results of operations to that of Area, the historical financial statements of Area were not restated to reflect this combination.

         On August 25, 1999 Area announced the signing of definitive agreements providing for the cash purchase of Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky. Area will pay $77,750,000 in cash for these banking companies. On January 31, 2000, total assets of the four banking companies were $384,000,000, total loans were $223,878,000 and total capital was $44,016,000. The transaction, which will be accounted for as a purchase transaction and was consummated during January 2000.

         On October 4, 1999 Area and The Eifler Group announced the signing of definitive agreements providing for the cash purchase of the investment business operated by Thomas Eifler, Sr. and Thomas Eifler, Jr. in Louisville, Kentucky. Under terms of the agreements, the Eiflers will become associated with Area Services, Inc., a wholly owned subsidiary of Area and will manage the company's non-deposit investment product line under the name Area Investment Services. This transaction closed during the fourth quarter of 1999.

(B) AFFILIATED BANKS

         The thirteen affiliated banks had 65 banking locations at December 31, 1999. These banks serve both agricultural and metropolitan areas. The location and certain other information about the affiliated banks are given below:


                                                               December 31, 1999
          Affiliated Banks                                     Total Assets (000)
          ----------------                                     ------------------
        Alliance Bank, FSB                                        $  195,095
        124 N. Main Street
        Somerset, Kentucky 42501

        Bowling Green Bank and Trust Company, N.A.                   200,216
        1820 Scottsville Road
        Bowling Green, Kentucky 42103

        Broadway Bank & Trust                                         14,802
        1601 Broadway
        Paducah, Kentucky 42001

        Citizens Deposit Bank                                         44,861
        100 Main Street
        Calhoun, Kentucky 42327

        First City Bank and Trust Company                            404,716
        1002 South Virginia Street
        Hopkinsville, Kentucky 42240

        First & Peoples Bank                                          57,785
        110 E. Main Street
        Springfield, Kentucky 40069

        HNB Bank, N.A.                                               186,546
        101 N. Main Street
        Harlan, Kentucky 40831

        Jefferson Banking Company                                     89,797
        4201 Shelbyville Road
        Louisville, Kentucky 40207

        The New Farmers National Bank of Glasgow                     167,868
        301 West Main
        Glasgow, Kentucky 42142

        The Owensboro National Bank                                  509,584
        230 Frederica Street
        Owensboro, Kentucky 42301

        Peoples Commercial Bank                                      143,369
        Maple & Broadway
        Winchester, Kentucky 40391





                                                              December 31, 1999
          Affiliated Banks                                    Total Assets (000)
          ----------------                                    ------------------
        Southern Deposit Bank                                      $  80,652
        102 West Park Square, Box 130
        Russellville, Kentucky 42276

        The Vine Street Trust Company                                236,963
        360 E. Vine Street
        Lexington, Kentucky 40507


(C) BANK-RELATED SUBSIDIARIES AND AFFILIATES

         On May 12, 1986, ONB Bank Services, Inc. was formed as a nonbank subsidiary of The Owensboro National Bank. ONB Bank Services, Inc. is a contractual subscriber for U.S. Clearing Corporation Brokerage programs, and furnishes brokerage services, investment advisory services and related investment services for the affiliated banks under the name of Audubon Securities.

         Area Services, Inc. was formed on July 8, 1991 as a wholly owned nonbank subsidiary of the Corporation. Area Services is engaged in the purchase of nonperforming loans secured by real estate and investment activities.

         During April 1992, VST Financial Services, Inc. was formed as a wholly-owned subsidiary of The Vine Street Trust Company for the purpose of originating and facilitating the processing of loans guaranteed by the Small Business Administration.

         On April 20, 1994, ABC Credit Corporation was formed as a nonbank subsidiary of First City Bank and Trust Company. Substantially all of the assets of ABC Credit were sold during the second quarter of 1998. ABC Credit operated as a consumer finance company under the Kentucky Consumer Loan Company Act, K.R.S. 288.410 et seq. ABC Credit was liquidated in January 2000.

         ONB Investment Services, Inc. (formally known as Ixtlan Holdings, Inc.) was formed on August 26, 1994 as a nonbank subsidiary of The Owensboro National Bank. This company is no longer active.

 (D) EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of the executive officers of the Corporation as of March 15, 2000, their positions with the Corporation on that date, the period during which the executive officers have served and the other positions held by them with the Corporation's affiliated banks and subsidiaries during at least the past five years are set forth below:


                                    Parent Company               Position
Name and Address           Age         Position                  Commenced           Other Positions
----------------           ---         --------                  ---------           ---------------
Thomas R.                  61      President, Chief Executive     1990            President and CEO of The
Brumley                            Officer                        Director-19996   Owensboro National Bank
Owensboro, Kentucky                                                                from 1983 to 1990



                                        Parent Company           Position
Name and Address           Age            Position               Commenced           Other Positions
----------------           ---            --------               ---------           ---------------
John A. Ray                44      Executive Vice President-        1999          Executive Vice President-Chief
Owensboro, Kentucky                Chief Operating Officer                        Financial Officer from 1998
                                                                                  President and CEO of The
                                                                                  Owensboro National Bank from
                                                                                  1997 to 1998. First Senior
                                                                                  Vice President of Finance
                                                                                  of The Owensboro National
                                                                                  Bank from 1993 to 1994.

Cynthia W. Carlton         50      Senior Vice President-Retail     1999          Vice President-Director of
Owensboro, Kentucky                Administration                                 Retail Administration from
                                                                                  1998 to 1999.

Kevin M. Gallagher         46      Senior Vice                      2000          None
                                   President-Operations

Brian R. Griesbach         49      Senior Vice President-Loan       1999          None
                                   Administration

Edward F. Johnson          64      Senior Vice                      1987          First Senior Vice
Owensboro, Kentucky                President-Administration                       President of The Owensboro
                                                                                  National Bank

Timothy O. Shelburne       43      Senior Vice                      1995          Vice President and
Owensboro, Kentucky                President-General Counsel                      Compliance Officer for The
                                                                                  Owensboro National Bank
                                                                                  from 1993 to 1994

Edward J. Vega             52      Senior Vice President-Chief      1999          None
Owensboro, Kentucky                Financial Officer


(E)  EMPLOYEES

         On December 31, 1999, the Corporation had 846 full-time employees and 182 part-time employees. The employees of the Corporation are not represented by unions. The relationship between management and employees of the Corporation is considered good.

 (F)  SUPERVISION AND REGULATION

 Company Regulation

         The Corporation is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act") and is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). In addition, the Corporation is subject to the provisions of Kentucky's banking laws regulating bank acquisitions and various activities of controlling bank shareholders. The regulatory provisions discussed below are intended and designed for the protection of depositors in the Corporation's subsidiary banks, and are not for the protection of shareholders.

         As a bank holding company, the Corporation is required to file an annual report with the Federal Reserve and any additional information as the Federal Reserve may require. The Federal Reserve and the Kentucky Department of Financial Institutions may also conduct examinations of the Corporation to determine whether it is in compliance with applicable Federal and Kentucky banking laws and regulations.

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

         The Federal Bank Holding Company Act further provides that the Federal Reserve will not approve any acquisition, merger or consolidation which would result in a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interests in meeting the convenience and needs of the community to be served.

         In addition to having the right to acquire ownership or control of other banks, the Corporation is authorized to acquire ownership or control of nonbanking companies, provided the activities of the non-banking companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers the activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

         In 1999 Congress enacted the Graham-Leach-Bliley Act of 1999 (the "GLB Act") which repeals sections 20 and 32 of the Banking Act of 1933. The GLB Act provides new opportunities for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the Act amends section 4 of the Federal Bank Holding Company Act provide a new framework for regulation through the financial holding company will have as its umbrella regulator the Federal Reserve Board. Pursuant to the Act, bank holding companies, subsidiary depository institutions thereof and foreign banks electing to qualify as a financial holding company must be well managed, well capitalized and rated at least satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities. Presently, we have no plans to become a financial holding company.

Federal Securities Laws

         The Corporation is subject to various federal securities laws, including the Securities Act of 1933 and the Securities Exchange Act of 1934. The Securities 1933 Act regulates the distribution or public offering of securities, while the Securities Exchange Act regulates trading in securities that are already issued and outstanding. Both Acts provide civil and criminal penalties for misrepresentations and omissions in connection with the sale of securities, and the Securities Exchange Act also prohibits market manipulation and insider trading.

         Under the Securities Act, the Corporation files annual, quarterly and current reports with the Securities and Exchange Commission. In addition, the Corporation and its directors, executive officers and 5% shareholders are subject to additional reporting requirements, including requirements governing the submission of proxy statements and reports of beneficial ownership of the Corporation's securities.

Bank Regulation

         The national banks are subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and by the Federal Deposit Insurance Corporation (the "FDIC"). The Kentucky state banks are subject to regulation and examination by the Kentucky Department of Financial Institutions and by the FDIC.

Restrictions on Payment of Dividends

         The principal source of the Corporation's income consists of dividends from its subsidiary banks, and there are limitations on the payment of dividends by the subsidiary banks.

         The prior approval of the OCC or the Kentucky Department of Financial Institutions, as applicable, is required if the total of all dividends declared by the subsidiary bank in any calendar year exceeds the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, both federal and state law may impose capital limitations on the ability of the Corporation to pay dividends.

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

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in the risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of total capital must consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1999, the Corporation's consolidated total risk-based capital ratio and its Tier 1 risk-based capital ratio (i.e., the ratio of Tier 1 capital to risk-weighted assets) were 13.86% and 12.60%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 1.00% to 2.00%. The Corporation's leverage ratio at December 31, 1999 was 9.32%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a tangible Tier 1 capital leverage ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Support of Subsidiary Institutions

         Under Federal Reserve policy, the Corporation is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent this Federal Reserve policy, the Corporation may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries will be repaid after deposits and other indebtedness of the banking subsidiaries are repaid. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC, in connection with:

         - The default of a commonly controlled FDIC-insured depository institution;

         - Any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default."

"Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Corporation are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against the depository institution's banking affiliates, and a potential loss of the Corporation's investment in its other subsidiary depository institutions.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and are required to take mandatory supervisory actions, and are authorized to take other discretionary actions, relating to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

FDIC Insurance Assessments

         The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: well capitalized; adequately capitalized; and undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

         Based on the affiliated banks' risk classifications, they were not required to pay assessments for deposit insurance in 1999, nor will they be required to pay deposit insurance assessments in 2000. The affiliated banks were required to pay the special interim Bank Insurance Fund Financing Corporation assessment in 1999 and will also be required to pay this assessment in 2000. During the fourth quarter of 1999, the rate for this assessment was 1.184 cents per $100 of bank deposits.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

         The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, will evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the affiliated banks. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, banks will be required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations

         Interest and other charges collected or contracted for by the affiliated banks are subject to state usury laws and federal laws concerning interest rates. The affiliated banks' loan operations are also subject to federal laws applicable to credit transactions, such as:

- The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

- The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

- The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

- The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

- The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

- The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the affiliated banks are subject to:

- The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

- The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Restrictions on Transactions with Affiliates

         The Corporation and the affiliated banks are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         -      A bank's loans or extensions of credit to affiliates;

         -      A bank's investment in affiliates;

         - Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

         - The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         - A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The affiliated banks must also comply with other provisions designed to avoid the taking of low-quality assets.

         The Corporation and the affiliated banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Privacy

         Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

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

 (H) ECONOMIC CONDITIONS

         At December 31, 1999 thirteen affiliated banks operated in seven separate western Kentucky counties and six separate eastern Kentucky counties. During 1999 the local economies that each of the banks operate in expanded and the unemployment rate in the markets served by the affiliated banks has fallen. The local agricultural economies have been strong; however, lower agricultural prices in 1999 may prove stressful. The manufacturing economies are expanded with several manufacturing plants in each market expanding and adding employees. The housing market was strong in all the banking areas with demand out-stripping supply in several markets.

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

         Listed below is each affiliated bank, its county of operations, the total deposits of that county, the deposits of the affiliated bank, and the percentage of the county's deposits that each affiliated bank controls. The total deposits within the county include all FDIC insured institutions. The information is for June 30, 1999 and was provided by the Federal Deposit Insurance Corporation.


                                                                                                 Affiliated
     Affiliated                                   Total                   Affiliated            Bank Percent
        Bank                 County       County Deposits (000)       Bank Deposits (000)         of Total
        ----                 ------       ---------------------       -------------------         --------
Alliance Bank, FSB           Pulaski         $    682,470               $   162,416                23.80%
124 N. Main Street
Somerset, KY 42501

Bowling Green Bank           Warren               840,382                   154,397                18.37%
and Trust Company, N.A.
1820 Scottsville Road
Bowling Green, KY 42103

Broadway Bank & Trust        McCraken           1,017,744                     7,215                 0.71%
1601 Broadway
Paducah, Ky 42001

Citizens Deposit Bank         McLean              123,325                    30,825                24.99%
100 Main Street
Calhoun, KY 42327


                                                                                                          Affiliated
          Affiliated                                       Total                   Affiliated            Bank Percent
             Bank                  County          County Deposits (000)       Bank Deposits (000)         of Total
             ----                  ------          ---------------------       -------------------         --------

First City Bank and               Christian                568,208                   287,625                50.62%
Trust Company
1002 E. Main Street
Hopkinsville, KY 42240

First & Peoples Bank              Washington               170,910                    46,688                27.32%
110 E. Main Street
Springfield, KY 40069

HNB Bank, N.A.                    Harlan                   288,523                   171,318                59.38%
101 N. Main Street
Harlan, KY 40831

Jefferson Banking Company         Jefferson             12,544,973                    81,510                 0.65%
4201 Shelbyville Rd.
Louisville, KY 40207

The New Farmers                   Barren                   426,525                   127,325                29.85%
National Bank of Glasgow
301 West Main
Glasgow, KY 42142

The Owensboro National Bank       Daviess                1,115,078                   323,222                28.99%
230 Frederica St.
Owensboro, KY 42301

Peoples Commercial Bank           Clark                    446,364                   134,662                30.17%
Maple & Broadway
Winchester, Kentucky 40391

Southern Deposit Bank             Logan                    328,802                    63,454                19.30%
102 West Park Square
Box 130
Russellville, KY 42276

The Vine Street Trust Company     Fayette                3,204,682                   163,726                 5.11%
360 E. Vine Street                                    ------------              ------------               ------
Lexington, KY 40507

          Total                                       $ 48,237,299              $  1,754,383                 3.64%
                                                      ============              ============               ======

(J)  Statistical Disclosure

         Specific financial information required to be included under Item I of this Form 10-K is incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1999, and listed below along with a page reference where the information can be found in the Annual Report to Shareholders.


Description of Financial Information Required                 Reference

Summary of average balance sheets, net interest
income and interest rates                                  Table 1, Page 23

Summary of changes in net interest income                  Table 2, Page 24

Interest rate sensitivity                                  Management's Discussion
                                                           and Analysis, Pages 19 and 20

Allocation of the allowance for loan losses                Table 5, Page 27

Summary of loan loss experience                            Table 4, Page 26

Carrying amounts of securities                             Management's Discussion
                                                           and Analysis, Page 12

Maturities and average yields of securities                Table 3, Page 25

Other borrowing information                                Table 7, Page 29

Underperforming assets                                     Management's Discussion
                                                           and Analysis, Page 15

Average deposits and rates paid                            Table 6, Page 28

Loan portfolio information                                 Management's Discussion
                                                           and Analysis, Pages 12 and 13

ITEM 2. PROPERTIES

         The corporate offices of Area Bancshares Corporation are located at 230 Frederica Street, Owensboro, Kentucky 42301. Information as of December 31, 1999 about the properties of the affiliated banks follows:


                                            Number of                 Number of
Affiliated Banks                      Leased Facilities (1)     Owned Facilities (1)
----------------                      ---------------------     --------------------
Alliance Bank, FSB                               1                         7
124 N. Main Street
Somerset, KY 42501

Bowling Green Bank &                             5                         3
Trust Company, N. A.
1820 Scottsville Road
Bowling Green, KY 421

(1)  Does not include ATM locations.


                                            Number of                Number of
Affiliated Banks                      Leased Facilities (1)     Owned Facilities (1)
----------------                      ---------------------     --------------------
Broadway Bank & Trust                            1                         0
1601 Broadway
Paducah, KY 42001

Citizens Deposit Bank                            0                         1
100 Main Street
Calhoun, KY 42327

First City Bank and                              3                         5
Trust Company
1002 E. Main Street
Hopkinsville, KY 42240

First & Peoples Bank                             0                         2
110 E. Main Street
Springfield, KY 40069

HNB Bank, N.A.                                   3                         5
101 N. Main Street
Harlan, KY 40831

Jefferson Banking Company                        2                         1
4201 Shelbyville Rd.
Louisville, KY 40207

The New Farmers                                  0                         5
National Bank of Glasgow
701 Columbia, Box 248
Glasgow, KY 42142

The Owensboro National Bank                      4                         9
230 Frederica St.
Owensboro, KY 42301

Peoples Commercial Bank                          0                         2
Maple & Broadway
Winchester, KY 40391

Southern Deposit Bank                            0                         3
102 West Park Square
Box 130
Russellville, KY 42276

The Vine Street Trust Company                    3                         0
60 E. Vine Street                            -----                     -----
Lexington, KY 40507

          Total                                 22                        43
                                             =====                     =====


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The required information is incorporated herein by reference to page 61 of the Area Bancshares Corporation 1999 Annual Report.

         During 1997 and 1998, the Corporation issued shares of restricted stock to various key employees for their past and future service to the Corporation, as described in the following table:


        Date Granted       Number of Shares Granted     Vesting Period
        ------------       ------------------------     --------------
        January 1997                18,180              20% annually beginning 01/02/98
        May 1998                     3,575              20% annually beginning 02/01/01


         Since the Corporation issued the restricted stock to a limited number of employees, no public offering was involved, and accordingly the transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

         During 1999, the Corporation did not have any sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

         Selected financial data are incorporated herein by reference to page 2 of the Area Bancshares Corporation 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information relating to the Corporation's financial condition, results of operations, liquidity, and capital resources is incorporated herein by reference to pages 3 through 30 of the Area Bancshares Corporation 1999 Annual Report.

ITEM 7a. MARKET RISK

            Market risk information is incorporated herein by reference to pages 19 and 20 of Area Bancshares Corporation 1999 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements of Area Bancshares Corporation and Subsidiaries are incorporated herein by reference to pages 32 through 59 of the Area Bancshares Corporation 1998 Annual Report. Also, unaudited quarterly financial information for the Corporation and its subsidiaries is incorporated by reference to page 10 of the Area Bancshares Corporation 1999 Annual Report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required for this item is incorporated herein by reference to Area Bancshares Corporation's Proxy Statement for its 2000 Annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         Information required for this item is incorporated herein by reference to Area Bancshares Corporation's Proxy Statement for its 2000 Annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required for this item is incorporated herein by reference to Area Bancshares Corporation's Proxy Statement for its 2000 Annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required for this item is incorporated herein by reference to Area Bancshares Corporation's Proxy Statement for its 2000 Annual meeting of shareholders.

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

               Consolidated financial statements of Area Bancshares Corporation and Subsidiaries:

                   Consolidated Balance Sheets - December 31, 1999 and 1998

                   Consolidated Statements of Income - Years Ended December 31,
                     1999, 1998 and 1997

                   Consolidated Statements of Comprehensive Income - Years Ended
                     December 31, 1999, 1998 and 1997

                   Consolidated Statements of Changes in Stockholders' Equity -
                     Years Ended December 31, 1999, 1998 and 1997

                   Consolidated Statements of Cash Flows - Years Ended December
                     31, 1999, 1998 and 1997

                   Unaudited quarterly financial information of Area Bancshares and its subsidiaries.

                   Independent Auditors' Report - page 31.

           2.  Supplemental Schedule

               Schedules are omitted because they are not required or not applicable, or the required information is shown in the financial statements or in notes thereto.

           3.  Exhibits:

                                  EXHIBIT INDEX


               Exhibit
                 No.                     Description of Exhibit
               -------                   ----------------------
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




               Exhibit
                 No.                    Description of Exhibit
               -------                  ----------------------
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

               10.14* Stock Option Agreement dated December 13, 1993 between Cardinal Bancshares, Inc. and Michael S.
                           Karlin (Incorporated by reference to the exhibit filed with Cardinal's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993, File No.
                           0-20494.)

               10.15*      Cardinal Bancshares, Inc. Affiliates' Employee Stock
                           Ownership Plan and Trust Agreement (Incorporated by reference to the exhibit filed with Cardinal's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1994, File No. 0-20494.)

               10.16*      Cardinal Bancshares, Inc. Management Retention Plan
                           and Trust Agreement for the Benefit of Alliance Savings
                           Bank (Incorporated by reference to the exhibit filed with
                           Cardinal's Registration Statement on Form SB-2, File
                           No. 33-60796.)

               13.1        1999 Annual Report to Shareholders

               21.1        Subsidiaries of Registrant

               23.1        Consent of Independent Auditors

               27.1        Financial Data Schedule (EDGAR version only)

--------------------
*The indicated exhibit is a compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         The Registrant filed 2 Reports on Form 8-K on October 8, 1999 and November 9, 1999. The items reported were Item 5 Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Area Bancshares Corporation


Date:    March 20, 2000                    By:  /s/ Thomas R. Brumley
       ------------------------               ---------------------------------
                                               Thomas R. Brumley, President and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    March 20, 2000                      /s/ C. M. Gatton
      -------------------------             ------------------------------------
                                             C. M. Gatton
                                             Chairman of the Board


Date:    March 20, 2000                      /s/ Raymond C. McKinney
       ------------------------             ------------------------------------
                                             Raymond C. McKinney
                                             Vice Chairman of the Board


Date:    March 20, 2000                      /s/ Anthony G. Bittel
       ------------------------             ------------------------------------
                                             Anthony G. Bittel, Director


Date:    March 20, 2000                      /s/ Samual A. B. Boone
       ------------------------              -----------------------------------
                                             Samual A. B. Boone, Director


Date:    March 20, 2000                      /s/ Thomas R. Brumley
       ------------------------             ------------------------------------
                                             Thomas R. Brumley
                                             President and Chief Executive
                                             Officer, Director


Date:    March 20, 2000                      /s/ Cecile W. Garmon
       ------------------------            -------------------------------------
                                             Cecile W. Garmon, Director


Date:    March 20, 2000                      /s/ Gary H. Latham
       ------------------------            -------------------------------------
                                             Gary H. Latham, Director


Date:    March 20, 2000                      /s/ Ralph L. Oliver
       ------------------------            -------------------------------------
                                             Ralph L. Oliver, Director



Date:    March 20, 2000                     /s/ Allan R. Rhodes
       ------------------------            -------------------------------------
                                           Allan R. Rhodes, Director


Date:    March 20, 2000                    /s/ Jim R. Shelby
       ------------------------            -------------------------------------
                                           Jim R. Shelby, Director


Date:    March 20, 2000                    /s/ David W. Smith, Jr.
       ------------------------            -------------------------------------
                                           David W. Smith, Jr., Director


Date:    March 20, 2000                    /s/ Thomas N. Thompson
       ------------------------            -------------------------------------
                                           Thomas N. Thompson, Director


Date:    March 20, 2000                    /s/ Don Vitale
       ------------------------            -------------------------------------
                                           Don Vitale, Director


Date:    March 20, 2000                    /s/ Pollard White
       ------------------------            -------------------------------------
                                           Pollard White, Director


Date:    March 20, 2000                    /s/ Edward J. Vega
       ------------------------            -------------------------------------
                                           Edward J. Vega, Senior Vice President-
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date:    March 20, 2000                    /s/ Gary R. White
       ------------------------            -------------------------------------
                                           Gary R. White, Controller
                                           (Principal Accounting Officer)
