Form 10-Q
period 2000-03-31
AREA BANCSHARES CORP
filed 2000-05-12
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 31, 2000

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

       Registrant's telephone number, including area code: (270) 926-3232
                                                           ---------------

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

                  Class: Common stock
                  No Par Value
                  Shares Outstanding: As of April 30, 2000: 16,362,548

                           AREA BANCSHARES CORPORATION
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                           PAGE NUMBER
   Item 1.  Financial Statements                                              3

            Unaudited consolidated balance sheets, March 31, 2000,            3
            December 31, 1999 and March 31, 1999

            Unaudited consolidated statements of income, three months
            ended March 31, 2000 and 1999                                     4

            Unaudited consolidated statements of comprehensive income,
            three months ended March 31, 2000 and 1999                        5

            Unaudited consolidated statements of shareholders' equity, year ended December 31, 1999 and three months ended
            March 31, 2000                                                    6

            Unaudited consolidated statements of cash flows three
            months ended March 31, 2000 and 1999                              7

            Notes to unaudited consolidated financial statements              9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              13

            Results of operations                                            14

            Financial position                                               22

            Liquidity                                                        25

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       26

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                27

   Item 2.  Changes in Securities                                            27

   Item 3.  Defaults Upon Senior Securities                                  27

   Item 4.  Submission of Matters to a Vote of Security Holders              27

   Item 5.  Other Information                                                27

   Item 6.  Exhibits and Reports on Form 8-K                                 27


                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  MARCH 31          DECEMBER 31           MARCH 31
                                                                    2000                1999                1999

ASSETS
Cash and due from banks                                         $    76,107         $    98,598         $    91,567
Interest bearing deposits with banks                                  7,249               6,010               7,608
Federal funds sold                                                       --                  --              11,728
Securities:
     Available for sale (amortized cost of $402,402,
        $325,884 and $360,464)                                      434,334             363,627             428,939
     Held to maturity (fair value of $129,910, $129,028,
        and $127,337)                                               129,463             129,089             121,262
                                                                -----------         -----------         -----------
          TOTAL SECURITIES                                          563,797             492,716             550,201
                                                                -----------         -----------         -----------

Mortgage loans held for sale                                          8,350               8,682              12,329

Loans, net of unearned discount                                   1,883,588           1,631,396           1,455,798
     Less allowance for loan losses                                  27,540              23,055              23,616
                                                                -----------         -----------         -----------
          NET LOANS                                               1,856,048           1,608,341           1,432,182
                                                                -----------         -----------         -----------

Premises and equipment, net                                          51,787              44,986              44,142
Goodwill and other intangible assets                                 65,164              32,969              35,849
Other assets                                                         53,394              48,219              53,577
                                                                ===========         ===========         ===========
          TOTAL ASSETS                                          $ 2,681,896         $ 2,340,521         $ 2,239,183
                                                                ===========         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing                                         $   303,142         $   264,951         $   236,764
   Interest-bearing                                               1,749,462           1,446,831           1,520,051
                                                                -----------         -----------         -----------
     TOTAL DEPOSITS                                               2,052,604           1,711,782           1,756,815
                                                                -----------         -----------         -----------

Federal funds purchased                                              39,350              74,362              25,739
Securities sold under agreements to repurchase                      115,993             118,408              99,803
Notes payable to the U.S. Treasury                                   27,004              14,934               1,929
Advances from the Federal Home Loan Bank                             85,838             130,210              40,335
Other borrowings                                                     60,725                 135               5,087
Accrued expenses and other liabilities                               29,189              23,726              37,073
                                                                -----------         -----------         -----------
     TOTAL LIABILITIES                                            2,410,703           2,073,557           1,966,781
                                                                -----------         -----------         -----------
      SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 500,000
   shares; none issued                                                   --                  --                  --
Common stock, no par value; authorized 50,000,000
   shares; issued and outstanding March 31, 2000,
   16,355,348 December 31, 1999, 16,512,809 and March
   31, 1999, 16,972,908                                              28,176              28,449              29,250
Paid-in capital                                                      35,632              35,632              35,632
Retained earnings                                                   187,582             178,911             163,803
Deferred compensation on restricted stock                              (424)               (455)               (587)
ESOP and MRP loan obligations                                           (95)                (95)               (216)
Accumulated other comprehensive income                               20,322              24,522              44,520
                                                                -----------         -----------         -----------
     TOTAL SHAREHOLDERS' EQUITY                                     271,193             266,964             272,402
                                                                -----------         -----------         -----------

Commitments and contingent liabilities
                                                                ===========         ===========         ===========
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 2,681,896         $ 2,340,521         $ 2,239,183
                                                                ===========         ===========         ===========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED MARCH 31
                                                                 2000            1999

Interest Income:
     Loans, including fees                                      $38,569        $31,246
     Interest bearing deposits with banks                            92            103
     Federal funds sold                                             417            725
     Taxable securities                                           5,357          4,736
     Tax exempt securities                                        2,256          1,958
                                                                -------        -------
          TOTAL INTEREST INCOME                                  46,691         38,768
                                                                -------        -------
Interest expense:
     Interest on deposits                                        16,849         15,696
     Interest on borrowings                                       5,158          2,337
                                                                -------        -------
          TOTAL INTEREST EXPENSE                                 22,007         18,033
                                                                -------        -------
          Net interest income                                    24,684         20,735

Provision for loan losses                                           322            164
                                                                -------        -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         24,362         20,571
                                                                -------        -------
Non-interest income:
     Commissions and fees on fiduciary activities                 1,356          1,339
     Service charges on deposit accounts                          2,781          2,166
     Other service charges, commissions and fees                  1,941          1,324
     Security gains (losses), net                                 8,208          2,597
     Gains on sales of loans, net                                   122            425
     Other non-interest income                                      965          1,124
                                                                -------        -------
          TOTAL NON-INTEREST INCOME                              15,373          8,975
                                                                -------        -------
Non-interest expenses:
     Salaries and employee benefits                               9,899          9,090
     Net occupancy expense                                        1,371          1,283
     Furniture and equipment expense                              1,647          1,490
     Federal deposit insurance                                       78             68
     Data processing expense                                      1,498          1,504
     Other non-interest expenses                                  7,237          4,856
                                                                -------        -------
          TOTAL NON-INTEREST EXPENSES                            21,730         18,291
                                                                -------        -------

       Income before income tax expense                          18,005         11,255
Income tax expense                                                5,123          2,977
                                                                =======        =======
          NET INCOME                                            $12,882        $ 8,278
                                                                =======        =======
Per common share:
     Net income-basic                                           $  0.78        $  0.49
                -diluted                                        $  0.78        $  0.48
     Cash dividends                                             $ 0.055        $ 0.045



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED MARCH 31, 2000
                                                             2000          1999

Net income                                                $ 12,882       $  8,278

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available
     for sale:
      Unrealized holding gains (losses) arising
         during the period                                     542         14,670
      Less reclassification adjustment for gains
         (losses) included in net income                    (4,742)        (1,688)
                                                          --------       --------

Other comprehensive income                                  (4,200)        12,982
                                                          --------       --------

COMPREHENSIVE INCOME                                      $  8,682       $ 21,260
                                                          ========       ========






SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       YEAR ENDED DECEMBER 31, 1999 AND THREE MONTHS ENDED MARCH 31, 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                   COMMON      COMMON   PAID-IN    RETAINED     DEFERRED      ESOP AND       ACCUMULATED     TOTAL
                                   STOCK-      STOCK-   CAPITAL    EARNINGS   COMPENSATION    MRP LOAN         OTHER
                                   SHARES      AMOUNT                        ON RESTRICTED   OBLIGATIONS   COMPREHENSIVE
                                                                                 STOCK                         INCOME

Balance, December 31, 1998       15,669,729   $ 24,397  $ 35,632  $ 147,474    $  (612)      $   (216)       $  31,538    $ 238,213

Net income                                                           38,259                                                  38,259
Common Stock Issued               1,299,969      4,845                8,784                                                  13,629
Cash dividends declared ($0.20
  per share)                                                         (3,355)                                                 (3,355)
Repurchase of common stock         (564,994)      (979)             (13,468)                                                (14,447)
Stock options exercised,
including tax benefits              110,832        190                1,270                                                   1,460
Amortization of deferred
  compensation on restricted
  stock                                                                            100                                          100
Net restricted stock forfeited       (2,727)        (4)                 (53)        57                                           --
Repayment of ESOP loan
  obligations                                                                                     121                           121
Change in other comprehensive
  income (loss), net of tax                                                                                     (7,016)      (7,016)
                                -----------   --------  --------  ---------    -------       --------        ---------    ---------
Balance, December 31, 1999       16,512,809     28,449    35,632    178,911       (455)           (95)          24,522      266,964

Net income                                                           12,882                                                  12,882
Cash dividends declared ($0.055
  per share)                                                           (899)                                                   (899)
Repurchase of common stock         (159,929)      (277)              (3,335)                                                 (3,612)
Stock options exercised,
  including tax benefits              2,468          4                   23                                                      27
Amortization of deferred
  compensation on restricted
  stock                                                                             31                                           31

Change in other comprehensive
  income (loss), net of tax                                                                                     (4,200)      (4,200)
                                -----------   --------  --------  ---------    -------       --------        ---------    ---------
Balance, March 31, 2000          16,355,348   $ 28,176  $ 35,632  $ 187,582      ($424)          ($95)       $  20,322    $ 271,193
                                ===========   ========  ========  =========    =======       ========        =========    =========




SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                          2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:                                  (UNAUDITED)       (UNAUDITED)

     Net income                                                          $ 12,882         $   8,278
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                                322               164
     Depreciation, amortization and accretion, net                          1,680             1,369
     Gain on sales of securities and loans, net                            (8,330)           (3,022)
     Loss (gain) on sales of other real estate owned                           --                11
     Loss (gain) on disposals of equipment                                   (143)              (40)
     Deferred income taxes                                                 (1,333)            1,788
     Purchases of mortgage loans held for sale                             (1,469)          (34,020)
     Proceeds from sales of mortgage loans held for sale                   11,937            35,899
     Other, net                                                            14,024             4,103
                                                                         --------         ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              29,570            14,530
                                                                         --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease (increase) in interest bearing deposits with banks           (1,239)              826
     Proceeds from sales of securities available for sale                   5,068             1,867
     Proceeds from sales of securities held to maturity                        --                --
     Proceeds from maturities of securities available for sale             39,227            58,312
     Proceeds from maturities of securities held to maturity                1,623            18,693
     Calls of securities available for sale                                    --             2,200
     Calls of securities held to maturity                                     300             1,435
     Purchases of securities available for sale                           (15,747)         (130,169)
     Purchases of securities held to maturity                              (2,240)           (1,028)
     Decrease in federal funds sold and securities
        purchased under agreements to resell                               27,250            24,400
     Loans sold (originated), net of principal collected on loans         (43,182)           56,218
     Purchases of premises and equipment, net                              (1,407)           (2,156)
     Cash and cash equivalents from acquisitions                               --             7,249
     Purchase of banks, net of cash and due from banks                    (52,563)               --
     Proceeds from sale of ABC Credit loans                                    --               136
     Proceeds from sale of property, plant and equipment                      273                40
     Proceeds from sales of other real estate owned                            46                41
                                                                         --------         ---------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             (42,591)           38,064
                                                                         --------         ---------




                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 2000             1999
CASH FLOWS FROM FINANCING ACTIVITIES:                                         (UNAUDITED)      (UNAUDITED)

     Increase (decrease) in deposits                                           $ 12,853         $ (81,248)
     Increase (decrease) in federal funds purchased                             (35,982)           24,632
     Decrease in securities sold under agreements to repurchase                  (2,415)          (13,688)
     Increase in notes payable to the U.S. Treasury                              12,070               875
     Decrease in advances from the Federal Home Loan Bank                       (52,102)           (2,800)
     Increase (decrease) in other borrowings                                     60,590           (10,728)
     Proceeds from issuance of common stock and stock options exercised              27                39
     Repurchase of common stock                                                  (3,612)               --
     Cash dividends paid                                                           (899)             (763)
                                                                               --------         ---------
          NET CASH USED IN FINANCING ACTIVITIES                                  (9,470)          (83,681)
                                                                               --------         ---------

DECREASE IN CASH AND DUE FROM BANKS                                             (22,491)          (31,087)
CASH AND DUE FROM BANKS, JANUARY 1                                               98,598           122,654
                                                                               --------         ---------
CASH AND DUE FROM BANKS, MARCH 31                                              $ 76,107         $  91,567
                                                                               ========         =========

Cash flow information:
     Income tax payments                                                             --                --
     Interest payments                                                           20,823            18,730
Non-cash transactions:
     Loans transferred to other assets                                              128               875





SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


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

        The accounting and reporting policies of Area Bancshares Corporation ("Area") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Area and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A full description of significant accounting policies as well as a complete set of footnotes are presented in the 1999 annual report to shareholders.

        As noted in the footnotes to its annual report on Form 10-K, Area utilizes interest rate swaps, which are derivative financial instruments, for hedging purposes to reduce exposure to adverse changes in interest rates. All of the interest rate swaps are accounted for as "hedges" and relate to specific assets or liabilities or groups of assets or liabilities.

NOTE 2. BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS)

        On January 4, 1999, Area merged with Peoples Bancorp of Winchester, which is headquartered in Winchester, Kentucky. Peoples Bancorp of Winchester had total assets of $165,000,000, loans of $99,219,000 and deposits of $146,199,000. Peoples Bancorp of Winchester was a one-bank holding company for Peoples Commercial Bank. Area issued approximately 1,300,000 shares of its common stock in conjunction with the merger. This acquisition was accounted for as a pooling-of-interests; however, due to the relative size of Peoples Bancorp of Winchester's financial condition and results of operations to that of Area, the historical financial statements of Area were not been restated to reflect this combination.

        On October 4, 1999 Area and The Eifler Group announced the signing of definitive agreements providing for the cash purchase of The Eifler Group's investment business. Under terms of the agreements, The Eifler Group became part of Area Services, Inc., a wholly owned subsidiary of Area. The Eifler Group manages Area's non-deposit investment product line under the name Area Investment Services.

        On January 31, 2000 Area acquired Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky ("Western Kentucky Group"). Area paid $77,750,000 in cash for these banking companies. On January 31, 2000, total assets of these four affiliated banking companies were $383,692,000, total loans were $220,030,000, total deposits were $327,969,000 and total capital was $44,314,000. The transaction was accounted for as a purchase transaction, accordingly, the results of operations of these banks have been included in the unaudited financial statements since the date of acquisition. In conjunction with the acquisition, approximately $33,436,000 of intangibles were recorded and will be amortized over the appropriate period.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


NOTE 2. BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS) CONTINUED

        The following is a summary unaudited balance sheet as of January 31, 2000, the date of acquisition, for the Western Kentucky Group:

                           WESTERN KENTUCKY GROUP (1)
                              SUMMARY BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                         JANUARY 31
                                                                            2000
                     ASSETS
                     Cash and due from banks                             $  25,237
                     Federal funds sold                                     27,250

                     Investment securities                                 101,144

                     Loans, net of unearned discount                       220,030
                          Less allowance for loan losses                     4,368
                                                                         ---------
                               Net loans                                   215,661

                     Other assets                                           14,400
                                                                         ---------
                              TOTAL ASSETS                               $ 383,692
                                                                         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     Deposits:
                          Non-interest bearing deposits                  $  55,790
                          Interest-bearing deposits                        272,179
                                                                         ---------
                                Total deposits                             327,969

                     Borrowed funds                                          8,700
                     Other liabilities                                       2,709
                                                                         ---------
                          Total liabilities                                339,378

                     Shareholders' equity                                   44,314
                                                                         ---------
                            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 383,692


                     (1) Includes Peoples Bank of Murray, Dees Bank of Hazel,
                         Bank of Lyon County and Bank of Livingston County.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


NOTE 3. NET INCOME PER COMMON SHARE

        Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

        Diluted earnings per share give effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options.

        The components of basic and diluted earnings per share are as follows:

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31
                                                                  2000           1999
                                                                  ----           ----
        (Amounts in thousands, except per share data)

        NET INCOME, BASIC AND DILUTED                           $ 12,882       $  8,278
                                                                ========       ========

        Average shares outstanding                                16,414         16,915
        Effect of dilutive securities                                185            251
                                                                --------       --------
        Average shares outstanding including dilutive
          securities                                              16,599         17,166
                                                                ========       ========
        NET INCOME PER SHARE, BASIC                             $   0.78       $   0.49
                                                                ========       ========
        NET INCOME PER SHARE, DILUTIVE                          $   0.78       $   0.48
                                                                ========       ========

NOTE 4. SECURITIES

        The amortized cost and approximate market values of securities as of March 31, 2000 and December 31, 1999 are as follows:

        AVAILABLE FOR SALE
        (Amounts in thousands)

                                                             AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                               COST              GAINS             LOSSES            VALUE
                                                               ----              -----             ------            -----
        U.S. Treasury and federal agencies                  $ 275,075          $     45          $  4,015         $ 253,105
        Mortgage-backed securities                             77,220               198             1,702            75,716
        Obligations of state and political subdivisions        48,557               167               605            48,119
        Equity and other securities                            19,550            38,467               623            57,394
                                                            ---------          --------          --------         ---------
        BALANCE AT MARCH 31, 2000                           $ 402,402          $ 38,877          $  6,945         $ 434,334
                                                            =========          ========          ========         =========

        During the first three months of 2000, the after-tax net unrealized gain reported as a separate component of equity (accumulated other comprehensive income) decreased from $24,522,000 on December 31, 1999 to $20,322,000 on March 31, 2000, thus decreasing shareholders' equity. The decrease was largely the result of the sale of securities.


                                                             AMORTIZED         UNREALIZED       UNREALIZED          MARKET
                                                               COST              GAINS            LOSSES            VALUE
                                                               ----              -----            ------            -----
        U.S. Treasury and federal agencies                  $ 206,729          $     43          $ 2,325          $ 204,447
        Mortgage-backed securities                             72,941               221            1,026             72,136
        Obligations of state and political subdivisions        24,083               115              379             23,819
        Equity and other securities                            22,131            41,435              341             63,225
                                                            ---------          --------          -------          ---------
        BALANCE AT DECEMBER 31, 1999                        $ 325,884          $ 41,814          $ 4,071          $ 363,627
                                                            =========          ========          =======          =========


                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

NOTE 4. SECURITIES (CONTINUED)

        The increases from December 31, 1999 to March 31, 2000 in amortized cost from $325,884,000 to $402,402,000 and market value from $363,627,000 to
        $434,334,000 for securities available for sale were the result of securities added as a result of the acquisition on January 31, 2000 of Bank of Livingston County, Bank of Lyon County, Dees Bank of Hazel and Peoples Bank of Murray (see Note 2 above). Excluding this acquisition, amortized cost total would have declined $20,757,000 from December 31, 1999 to March 31, 2000 while the market value total would have declined $25,011,000 during this period.

        HELD TO MATURITY
        (Amounts in thousands)

                                                             AMORTIZED      UNREALIZED    UNREALIZED      MARKET
                                                               COST           GAINS         LOSSES        VALUE
                                                               ----           -----         ------        -----
        MARCH 31, 2000
        Obligations of state and political subdivisions     $ 129,463       $  1,952       $ 1,505      $ 129,910
                                                            =========       ========       =======      =========

        DECEMBER 31, 1999
        Obligations of state and political subdivisions     $ 129,089       $  2,015       $ 2,076      $ 129,028
                                                            =========       ========       =======      =========

NOTE 5. NEW ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designed and qualifies as part of a hedging relationship and if so, the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge against exposure to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

NOTE 6. INTANGIBLES

        As of March 31, 2000, intangibles totaled $65,164,000 compared to $32,969,000 on December 31, 1999. The increase was the result of $33,436,000 of intangibles added as a result of the Peoples Bank of Murray; Dees Bank of Hazel; Bank of Lyon County; and Bank of Livingston County ("Western Kentucky Group") acquisition (see Note 2 above). Excluding the $33,436,000 of newly added intangibles, which are being amortized but have not been fully allocated as of March 31, 2000, the excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $29,159,000 and $30,007,000 net of accumulated amortization as of March 31, 2000 and December 31, 1999, respectively, is being amortized over a 10-20 year period on a straight-line basis. Other intangible assets consist of the value of core deposits purchased of approximately $2,084,000 and $2,249,000, net of accumulated amortization, as of March 31, 2000 and December 31, 1999, respectively, which is being amortized by an accelerated method over ten years and a purchased bank charter of $675,000 and $713,000 as of March 31, 2000 and December 31, 1999, respectively, which is being amortized over a 10-year period on a straight-line basis. Amortization expense for the three-month period ended March 31, 2000 and 1999 was $1,238,000 and $876,000, respectively.

NOTE 7. SEGMENT INFORMATION

        Area provides a broad range of financial services to individuals, corporations and others through its seventeen banks located throughout Kentucky. These services include receiving deposits, making various types of loans, providing trust and brokerage services and safe deposit facilities. Operations are managed and financial performance reviewed and evaluated by the President, Chief Executive Officer at the subsidiary bank level. All subsidiary banks are considered by management to comprise only one operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        GENERAL

        Area is a multi-bank holding company that was incorporated in Kentucky in 1976 and is registered under the Bank Holding Company Act of 1956, as amended. On March 31, 2000, Area directly controlled sixteen affiliated commercial banks and indirectly controlled one additional commercial bank through the ownership of a holding company, all of which are located in Kentucky. Of the banks controlled by Area, four are national banks and thirteen are state banks. Area and its subsidiaries engage in retail and commercial banking. In connection with these services, Area provides the usual products and services of retail and commercial banking such as deposits, commercial loans, personal loans and trust services. The principal business of Area consists of making loans. The principal markets for these loans are businesses and individuals. These loans are made at the offices of the affiliated banks and subsidiaries, and some are sold on the secondary market.

        On January 20, 2000, Area announced that it will undertake a consolidation of its operations during 2000. Area expects to consolidate the operations and charters of its affiliate banks (other than Vine Street Trust, Lexington, Ky) to gain operating efficiencies and raise brand awareness by adopting the common name of "Area Bank." Preliminary estimates of the annual savings from the consolidation are approximately $4,000,000 pre-tax. Preliminary estimates of the one-time costs associated with the consolidation are approximately $3,100,000 pre-tax. These costs will be incurred starting in the second quarter of 2000 and will be completed by the end of the second quarter of 2001. The expected annual savings of approximately $4,000,000 will not begin to be fully realized until the third quarter of 2001.

        The discussion that follows is intended to provide additional insight into Area's financial condition and results of operations which includes the merger with Peoples Bancorp of Winchester since January 4, 1999, the acquisition of the Eifler Group since October 4, 1999 and the acquisition of the Western Kentucky Group since February 1, 2000 (see
        Note 2 in the accompanying unaudited financial statements for details of these transactions). Where considered significant, the impact of these transactions on Area's results of operations and financial condition is discussed. This discussion should be read with the consolidated financial statements and accompanying notes presented in Item 1 of
        Part I of this Form 10-Q.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


      FORWARD LOOKING STATEMENTS

      Various statements contained in this Quarterly Report on Form 10-Q and the exhibits to this quarterly report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, various statements in filings by Area with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Area that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of Area's plans and objectives, including those relating to products or services; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

A.    RESULTS OF OPERATIONS

      Net income for the quarter ended March 31, 2000 was $12,882,000 versus $8,278,000 in the same period of 1999. Diluted earnings per share were $0.78 compared to $0.48 for the same period in 1999. The increase during the current quarter compared to the first quarter of 1999 was $4,604,000 or 55.6% for net income and $0.30 or 62.5% per diluted share. Area's net income for the first quarter of 2000 produced an annualized return on average assets of 2.05% and an annualized return on average equity of 20.33% compared to prior year ratios of 1.49% (annualized) and 13.13% (annualized), respectively. The improved earnings during the quarter compared to the first quarter of 1999 were largely the result of an increase in security gains from $2,597,000 in the first quarter of 1999 to $8,208,000, an increase in net interest income on a taxable equivalent basis totaling $4,122,000 and an increase in non-interest income excluding security gains of $787,000 or 12.3%. These increases in net income were partially off-set by a $3,439,000 increase in non-interest expenses. The gains on the sale of securities during the first quarter of both 2000 and 1999 reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


A.    RESULTS OF OPERATIONS (CONTINUED)

      The current quarter includes the results of operations of the Western Kentucky Group (see Note 2) from February 1, 2000 as a result of the acquisition having been accounted for as a purchase transaction. The table that follows provides a summary income statement for Area and the Western Kentucky Group for the quarter ended March 31, 2000:


      (Amounts in thousands, except per share data)                THREE MONTHS ENDED MARCH 31, 2000
                                                                               WESTERN KY
                                                                   AREA          GROUP            TOTAL
                                                                   ----          -----            -----
      Interest income                                            $42,219        $ 4,472         $46,691
      Interest expense                                            19,802          2,205          22,007
                                                                 -------        -------         -------
      Net interest income                                         22,417          2,267          24,684
      Provision for loan losses                                      283             39             322
                                                                 -------        -------         -------
      Net interest income after provision for loan losses         22,134          2,228          24,362
      Non-interest income                                         14,887            486          15,373
      Non-interest expenses                                       19,654          2,076          21,730
                                                                 -------        -------         -------
      Income before income tax expense                            17,367            638          18,005
      Income tax expense                                           6,092           (969)          5,123
                                                                 -------        -------         -------
          NET INCOME                                             $11,275        $ 1,607         $12,882
                                                                 =======        =======         =======

      Per common share:
          Net income-basic                                       $  0.68        $  0.10         $  0.78
          Net income-diluted                                     $  0.68        $  0.10         $  0.78

      Area believes that a meaningful comparison of the results of operations excludes nonrecurring items. As shown in the following table, during the current quarter security gains in the amount of $4,742,000 after-tax ($8,208,000 pre-tax) were recorded, a gain totaling $93,000 after-tax ($143,000 pre-tax) on the sale of fixed assets was recognized and merger-related adjustments were made which enhanced income by $1,031,000 after-tax ($897,000 pre-tax) were made in connection with the acquisition of the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements). The favorable merger-related adjustments were the result of a book tax benefit totaling $1,279,000 as a result of converting these banks from "S" corporation status to "C" corporation status which were partially offset by after-tax merger-related expenses of $248,000. During the first quarter of 1999 security gains totaling $1,688,000 after-tax ($2,597,000 pre-tax) were recorded, merger-related adjustments of $122,000 after-tax which enhanced net income and a favorable insurance settlement of $615,000 after-tax ($945,000 pre-tax) was recognized. Core operating income during the first quarter of 2000 and 1999, which is net income adjusted for these items, totaled $7,016,000 or $0.42 per diluted share and $5,854,000 or $0.34 per diluted share, respectively. Core operating net income increased $1,162,000 or 19.9% to $7,016,000 while core operating diluted earnings per share increased $0.08 or 23.5% to $0.42 from the first quarter of 1999.


      CORE OPERATING NET INCOME                                    3 MONTHS ENDED
      (Amounts in thousands, except percentages)                       MARCH 31
                                                                   2000         1999
                                                                   ----         ----
      Net income as reported                                   $ 12,882      $ 8,279

      Add or (deduct) net of taxes:
      Security transactions                                      (4,742)      (1,688)
      Insurance settlement                                           --         (615)
      Gain on the sale of fixed assets                              (93)          --
      Merger/acquisition-related adjustments                     (1,031)        (122)
                                                               --------      -------
      CORE OPERATING NET INCOME                                $  7,016      $ 5,854
                                                               ========      =======

      CORE OPERATING BASIC EARNINGS PER SHARE                  $   0.43      $  0.35
      CORE OPERATING DILUTED EARNINGS PER SHARE                $   0.42      $  0.34

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


A.    RESULTS OF OPERATIONS (CONTINUED)

      As shown in the following table, return on average assets was 2.05% (annualized) in the first quarter of 2000 compared to 1.49% (annualized) during the same period of 1999. Core operating return on average assets (excluding the items discussed above) totaled 1.12% (annualized) during the quarter ended March 31, 2000 compared to 1.05% (annualized) for the same period in 1999. Return on average equity was 20.33% (annualized) during the quarter ended March 31, 2000 compared to 13.13% (annualized) during the first quarter of 1999. Core operating return on average equity (excluding the items discussed above) was 11.07% (annualized) for the quarter ended March 31, 2000 and 9.29% (annualized) for the first quarter of 1999.

      The following table provides selected operating data, per share data, selected ratios and average balances for the three month periods ended March 31, 2000 and 1999:

      (Amounts in thousands, except percentages and per share data)
                                                                       THREE MONTHS ENDED
                                                                           MARCH 31
                                                                     2000               1999              CHANGE
                                                                 -----------         -----------         ---------
      OPERATING DATA
        Net income                                               $    12,882         $     8,278         $   4,604
        Core operating net income (1)                                  7,016               5,854             1,162
      PER SHARE DATA
        Basic earnings per share                                        0.78                0.49              0.29
        Core operating basic earnings per share (1)                     0.43                0.35              0.08
        Diluted earnings per share                                      0.78                0.48              0.30
        Core operating diluted earnings per share (1)                   0.42                0.34              0.08
        Cash dividends per share                                       0.055               0.045              0.01
        Book value at March 31                                         16.58               16.05              0.53
        Market price at March 31                                       19.88               23.38             (3.50)
      SELECTED RATIOS AND DATA
        Return on average assets (2)                                    2.05%               1.49%             0.56%
        Core operating return on average assets (1)(2)                  1.12%               1.05%             0.07%
        Return on average equity (2)                                   20.33%              13.13%             7.20%
        Core operating return on average equity (1)(2)                 11.07%               9.29%             1.78%
        Efficiency ratio                                               52.60%              59.44%            (6.84%)
        Efficiency ratio (1)                                           64.78%              65.97%            (1.19%)
        Net interest margin (2)                                         4.46%               4.22%             0.24%
        Equity-to-assets                                                9.97%              12.17%            (2.20%)
        Allowance for loan losses to loans                              1.46%               1.62%            (0.16%)
        Allowance for loan losses to
            nonperforming loans                                        403.9%              954.2%           (550.3)
        Nonperforming loans to total loans                              0.36%               0.17%             0.19%
      AVERAGE BALANCES
           Total assets                                          $ 2,523,234         $ 2,251,909         $ 271,325
           Earning assets                                          2,339,522           2,094,743           244,779
           Shareholders' equity                                      254,796             255,633              (837)

      (1) Excludes items presented in the Core Operating Net Income table above.
      (2)  Percentages annualized.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


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


      (Amounts in thousands, except percentages and per share data)

                                                                       THREE MONTHS ENDED MARCH 31
                                                                      2000       1999         CHANGE
                                                                      ----       ----         ------
      Core operating net income (1)                                  $ 7,016    $ 5,854       $ 1,162
      Add back:
           Goodwill and other intangible amortization                  1,238        876           362
           Less: tax effect                                              185        154            31
                                                                     -------    -------       -------

      CASH BASED CORE OPERATING NET INCOME                           $ 8,069    $ 6,576       $ 1,493
                                                                     =======    =======       =======

      (1) Excludes items presented in the Core Operating Net Income table above.


                                                                        THREE MONTHS ENDED MARCH 31
                                                                       2000       1999         CHANGE
                                                                       ----       ----         ------
      Per share data
        Cash based core operating basic earnings per share           $  0.49     $ 0.39       $  0.10
        Cash based core operating diluted earnings per share         $  0.49       0.38          0.11
      Performance ratios (annualized)
        Cash based core operating return on tangible assets             1.31%      1.20%         0.11%
        Cash based core operating return on tangible equity            15.41%     12.08%         3.33%
        Cash based core operating efficiency ratio                     61.02%     62.74%        (1.72%)


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

      Net interest income, on a tax equivalent basis, increased $4,122,000 or 18.9% to $25,935,000 during the quarter ended March 31, 2000. Area's net interest margin (which is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets) increased from 4.22% during the quarter ended March 31, 1999 to 4.46% during the current quarter. The average rate on interest earning assets increased from 7.71% during the first quarter of 1999 to 8.24% in the current quarter. In addition to the effect that rising national interest rates have had on adjustable rate earning assets, the increase in the average rate on earning assets was largely the result of a shift in the composition of average earning assets towards loans (average loans increased $280,147,000 from the first quarter of 1999). As an offset, the average rate on interest bearing liabilities increased from 4.23% to 4.48% largely as a result of rising interest rates since mid-1999. These changes resulted in an increase of 0.28% to 3.76% in the net interest spread for the current quarter versus the same period in 1999.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


      NET INTEREST INCOME (CONTINUED)

      The following presents the components of net income on a taxable equivalent basis:


      (Amounts in thousands)                                 THREE MONTHS ENDED MARCH 31
                                                          2000           1999         CHANGE
                                                          ----           ----         ------
      Interest income                                    $46,691        $38,768        $7,923
      Taxable-equivalent adjustment                        1,251          1,078           173
                                                         -------        -------        ------
           Interest income-taxable equivalent             47,942         39,846         8,096
      Interest expense                                    22,007         18,033         3,974
                                                         -------        -------        ------
           Net interest income-taxable equivalent         25,935         21,813         4,122
      Provision for loan losses                              322            164           158
      Non-interest income                                 15,373          8,975         6,398
      Non-interest expenses                               21,730         18,291         3,436
                                                         -------        -------        ------
           Income before income taxes                     19,256         12,333         6,923
      Income taxes                                         5,123          2,977         2,146
      Taxable-equivalent adjustment                        1,251          1,078           173
                                                         -------        -------        ------
                NET INCOME                               $12,882        $ 8,278        $4,604
                                                         =======        =======        ======

      The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three-months ended March 31, 2000 and 1999.


      (Amounts in thousands, except percentages)

                                                                  THREE MONTHS ENDED MARCH 31
                                                            2000              1999           CHANGE
                                                            ----              ----           ------
      Average rate on earning assets (1)                      8.24%            7.71%            0.53%
      Average rate on interest
           bearing liabilities (1)                            4.48%            4.23%            0.25%
      Net interest spread (1)                                 3.76%            3.48%            0.28%
      Net interest margin (1)                                 4.46%            4.22%            0.24%
      Average earning assets                           $ 2,339,522      $ 2,094,743        $ 244,779
      Average interest bearing liabilities               1,974,306        1,729,337          244,969

      (1) Amounts annualized

      PROVISION FOR LOAN LOSSES

      The allowance for loan losses is maintained at a level management believes is adequate to absorb estimated losses inherent in the portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection and loss experience as well as other factors that in management's judgment deserve current recognition. However, actual losses could differ significantly from the amount estimated by management. The allowance for loan losses is established by charges to operating earnings.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


      PROVISION FOR LOAN LOSSES (CONTINUED)

      An analysis of the changes in the allowance for loan losses and selected ratios follows:


     (Amounts in thousands, except percentages)                              THREE MONTHS ENDED MARCH 31
                                                                    2000                  1999              CHANGE
                                                                    ----                  ----              ------
      Beginning balance                                          $    23,055          $    21,651          $   1,404
      Additions through acquisitions                                   4,323                1,857              2,466
      Provision for loan losses                                          322                  164                158
      Loan loss recoveries                                               316                  492               (176)
      Loans charged off                                                 (476)                (548)               (72)
                                                                 -----------          -----------          ---------
      BALANCE, MARCH 31                                          $    27,540          $    23,616          $   3,924
                                                                 ===========          ===========          =========

      Average loans, net of unearned income                      $ 1,764,978          $ 1,484,831          $ 280,147
      Provision for loan losses to average loans (1)                    0.07%                0.04%              0.03%
      Net loan charge-offs to average loans (1)                         0.04%                0.02%              0.02%
      Allowance for loan losses to end of period loans                  1.46%                1.62%             (0.16%)
      Allowance for loan losses to under-performing loans              403.9%               954.2%            (550.3%)


      (1) Amounts annualized

      The provision for loan losses totaled $322,000 during the quarter ended March 31, 2000 compared to $164,000 during the same period last year. This represents an increase of $158,000, however the amounts for both quarters are very low compared to Area's historical levels and there is no assurance that these levels will not increase in the future.

      The provision for loan losses as a percentage of average loans totaled 0.07% (annualized) during the quarter ended March 31, 2000 compared to 0.04% (annualized) for the quarter ended March 31, 1999. Even though the percentage increased during the current quarter compared to the same quarter in 1999, both percentages are low compared to Area's historical levels and there is no assurance that these levels will not increase in the future

      Net loan charge-offs (loan charge-offs less recoveries) to average loans increased slightly to 0.04% (annualized) from 0.02% (annualized) during the quarter ended March 31, 2000 as a result of a reduction in recoveries in the quarter. These percentages are low compared to Area's historical levels and there is no assurance that these levels will not increase in the future.

      The allowance for loan losses was 1.46% of total loans on March 31, 2000, as compared to the December 31, 1999 level of 1.41% and the March 31, 1999 level of 1.62%. The percentage of allowance for loan losses to total loans has decreased since March 31, 1999 largely as a result of loan growth.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


      NON-INTEREST INCOME

      The table that follows sets forth the components of non-interest income for the three months ended March 31, 2000 and 1999. The amounts listed below for the three-month periods include adjustments for the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements) and for non-recurring non-interest income for comparability purposes.


      NON-INTEREST INCOME                                    THREE MONTHS ENDED MARCH 31
      (Amounts in thousands)                                           WESTERN
                                                        TOTAL AREA     KY GROUP     AREA 2000,
                                                           2000          2000        NET (1)         1999         CHANGE
                                                           ----          ----        -------         ----         ------
      Commissions and fees on fiduciary activities        $ 1,356          --        $ 1,356        $1,339        $    17
      Service charges on deposit accounts                   2,781        $340          2,441         2,166            275
      Other service charges, commissions and fees           1,941         110          1,831         1,324            507
      Gains on sales of loans (net)                           122          --            122           425           (303)
      Other income                                            822          30            792           179            613
                                                          -------        ----        -------        ------        -------
          ADJUSTED NON-INTEREST INCOME                      7,022         480          6,542         5,433          1,109

      Non-recurring items:
      Security gains (losses), net                          8,208           6          8,202         2,597          5,605
      Insurance settlement                                     --          --             --           945           (945)
      Gain on sale of fixed assets                            143          --            143            --            143
                                                          -------        ----        -------        ------        -------
          TOTAL                                           $15,373        $486        $14,887        $8,975        $ 5,912
                                                          =======        ====        =======        ======        =======

      (1) Excludes Western Kentucky Group. See Note 2 in the accompanying unaudited financial statements.

      During the quarter ended March 31, 2000 non-interest income totaled $15,373,000 compared to $8,975,000 in the first quarter of 1999. The increase during the current quarter was $6,398,000 or 71.3%. Included in the non-interest income totals for the current quarter is $486,000 from the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements), which Area acquired on January 31, 2000. For comparative purposes, non-interest income from the Western Kentucky Group is excluded in the following analysis as a result of the acquisition having been accounted for as a purchase transaction in which the historical financial statements of Area were not restated. Also excluded in the following analysis is $8,351,000 of non-recurring non-interest income in 2000 and $3,542,000 in 1999. Excluding all of these items, adjusted non-interest income increased $1,109,000 or 20.4% to $6,542,000 from $5,433,000 in the first quarter of 1999. The following analysis compares adjusted non-interest income which excludes the Western Kentucky Group from the first quarter of 2000 as well as non-recurring non-interest income in both the first quarter of 2000 and 1999. Commissions and fees on fiduciary activities increased $17,000 or 1.3% to $1,356,000 in the first quarter of 2000. Service charges on deposit accounts increased $275,000 or 12.7% to $2,441,000 during the three ended March 31, 2000, when compared to similar period totals in 1999, due primarily to increases in fees charged. Other service charges, commissions and fees totaled $1,831,000 in the first quarter of 2000 compared to $1,324,000 in the first quarter of 1999. The increase was $507,000 or 38.3%. The increase for the current period was largely the result of an increase of $272,000 or 125.7% in security brokerage commissions earned through the Eifler Group (see Note 2 in the accompanying unaudited financial statements) and $95,000 or a 65.0% increase in credit card interchange fees due to increased cards outstanding and higher activity levels. Security gains (net) totaled $8,202,000 in the current quarter compared to $2,597,000 in the same period of 1999. These gains on the sale of securities reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change. Gains on the sales of loans decreased $303,000 or 71.3% to $122,000 in the first quarter of 2000 compared to the same period in 1999. Gains on the sales of loans were favorably impacted in the first three months of 1999 by lower interest rates and a strong refinancing market. Other income totaled $792,000 during the three months ended March 31, 2000 compared to $179,000 in the first quarter of 1999. This amount represents an increase of $613,000 or 342.5%. The increase during the current period was primarily the result of income earned from the sale of call options related to Area's equity investment portfolio.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

      NON-INTEREST EXPENSES

      The table that follows sets forth the components of non-interest expenses for the three months ended March 31, 2000, and 1999. The amounts listed below for the three-month period includes adjustments for the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements) and non-recurring non-interest expenses for comparability purposes.


      (Amounts in thousands)                            THREE MONTHS ENDED MARCH 31
                                                                WESTERN
                                                TOTAL AREA      KY GROUP     AREA 2000,
                                                   2000           2000        NET (1)          1999          CHANGE
                                                   ----           ----        -------          ----          ------
      Salaries and employee benefits             $ 9,843        $  649        $ 9,194        $ 9,026        $   168
      Net occupancy expenses                       1,371            63          1,308          1,283             25
      Furniture and equipment expense              1,647           128          1,519          1,490             29
      Federal deposit insurance                       78            13             65             68             (3)
      Data processing expense                      1,298           150          1,148          1,248           (100)
      Advertising and community relations            750            58            692            767            (75)
      Insurance and taxes                          1,051           107            944            621            323
      Professional fees                            1,324           113          1,211            652            559
      Amortization of intangibles                  1,238           279            959            876             83
      Other                                        2,748           134          2,614          1,940            674
                                                 -------        ------        -------        -------        -------
           ADJUSTED NON-INTEREST EXPENSES         21,348         1,694         19,654         17,971          1,683

      Non-recurring items:
      Merger and acquisition expense                 382           382             --            320           (320)
                                                 -------        ------        -------        -------        -------
           TOTAL                                 $21,730        $2,076        $19,654        $18,291        $ 1,363
                                                 =======        ======        =======        =======        =======

      (1) Excludes Western Kentucky Group. See Note 2 in the accompanying unaudited financial statements.

      During the quarter ended March 31, 2000, non-interest expenses totaled $ 21,730,000 compared to $18,291,000 in the first quarter of 1999. The increase during the current quarter was $3,439,000 or 18.8%. Included in the non-interest expenses for the current quarter is $2,076,000 from the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements), which Area acquired on January 31, 2000 and is excluded for comparative purposes as a result of the acquisition having been accounted for as a purchase transaction in which the historical financials statements of Area were not restated. In addition $382,000 of merger-related expenses in 2000 and $320,000 in 1999 have been excluded. Excluding these items, adjusted non-interest expenses increased $1,683,000 or 9.4% to $19,654,000 from $17,971,000 in the first quarter of 1999. The following analysis compares adjusted non-interest expenses which excludes the Western Kentucky Group from the first quarter of 2000 and non-recurring non-interest expenses in both the first quarter of 2000 and 1999 (see the table above). Salaries and benefits increased $168,000 or 1.9% to $9,194,000 in the first quarter of 2000 from $9,026,000 in the first quarter of 1999. This increase was largely the result of annual salary adjustments. Net occupancy expenses increased $25,000 or 1.9% to $1,308,000 from $1,283,000 during the first quarter of 1999. Expenses related to the modernization of several facilities accounted for the increase. Furniture and equipment expenses totaled $1,519,000 during the first quarter of 2000 compared to $1,490,000 in the same period of 1999. The increase was 29,000 or 1.9%. Data processing expenses totaled $1,148,000 during the current quarter compared to $1,248,000 in the same period in 1999. The decrease was $100,000 or 8.0% for the quarter and reflected a reduced level of expenses associated with modifying computer application systems for Year 2000. Advertising and community relations decreased $75,000 or 9.8% to $692,000. Insurance and taxes totaled $944,000 in the current quarter compared to $621,000 in the first quarter of 1999. The increase was $323,000 or 52.0% and was the largely the result of increased state license taxes. Professional fees increased $559,000 or 85.7% compared to $652,000 in the first quarter of 1999. The increase during the current period was the result of acquisition activities as discussed in Note 2 in the accompanying unaudited financial statements. Other non-interest expenses totaled $2,614,000 during the current quarter compared to $1,940,000 during the same period in 1999. The current quarter reflected an increase of $674,000 or 34.7%. The increase was largely the result of increases in correspondent bank charges, other miscellaneous losses and office supplies.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


      INCOME TAX EXPENSE

      Income tax expense totaled $5,123,000 for the three-month period ended March 31, 2000 compared to $2,977,000 during the same period in 1999. Included with income tax expense are book tax benefits totaling $1,279,000 in 2000 and $330,000 in 1999. These book tax benefits are the result of converting acquired banks from "S" corporation tax status to "C" corporation tax status. Income tax expense, excluding these benefitss, totaled $6,402,000 in 2000 and $3,307,000 in 1999. The increased level of income tax expense for the current three-month period was the result of higher pre-tax income. The effective tax rate was 28.5% (35.6% excluding the benefit discussed above) during the three-month period ended March 31, 2000 compared to 26.5% (29.4% excluding the benefit discussed above) for the same period of 1999. The effective tax rate differs from the marginal income tax rate of 35% in both 2000 and 1999 due to the effects of tax exempt interest and goodwill amortization. The increase in the effective income tax rate during 2000 is largely attributable to an increase in goodwill amortization and an increase in the amount of state taxes on security gains.

B.    FINANCIAL POSITION

      Total assets increased $341,375,000 or 14.6% to $2,681,896,000 from
      December 31, 1999. Excluding the acquisition of the Western Kentucky Group, which totaled $383,692,000 in assets (see Note 2 in the accompanying unaudited financial statements), assets decreased approximately $42,317,000 or 1.8% from year-end. Assets averaged $2,523,234,000 in the quarter ended March 31, 2000 compared to $2,251,909,000 during the same period in 1999. The growth in average assets from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 was $271,325,000 or 12.0%. This growth was largely the result of the acquisition of the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements). Earning assets totaled $2,462,984,000 on March 31, 2000, an increase of $324,180,000 or 15.2%
      over December 31, 1999 earning assets which totaled $2,138,804,000. Excluding earning assets acquired as a result of the acquisition of the Western Kentucky Group, earning assets declined $24,260,000 or 1.1% from December 31, 1999 to March 31, 2000.

      SHORT-TERM INVESTMENTS AND SECURITIES

      Short-term investments, which include interest-bearing deposits with banks and federal funds sold, totaled $7,249,000 on March 31, 2000, an increase of $1,239,000 from year-end balances.

      Securities represented 22.9% of earning assets on March 31, 2000 and totaled $563,797,000 on March 31, 2000, an increase of $71,081,000 or
      14.4% from $492,716,000 on December 31, 1999. Excluding $101,144,000 of
      securities added as a result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unaudited financial statements), the securities portfolio decreased $30,063,000 or 6.1% from December 31, 1999. The cash obtained as a result of the reduction in the securities portfolio was used to fund loans. The held-to-maturity and available-for-sale portfolios as of March 31, 2000 consisted of 44.9% in U.S. and other government agency securities, 13.4% in mortgage-backed securities, 31.5% in state and municipal securities and 10.2% in equity and other securities. The comparable distributions at December 31, 1999 were 41.5%, 14.6%, 31.0% and 12.9%, respectively.

      LOANS

      Loans, including loans held for sale increased $251,860,000 or 15.4% to $1,891,938,000 during the three months ended March 31, 2000 from $1,640,078,000 on December 31, 1999. Excluding the acquisition of the Western Kentucky Group which added $220,030,000 of loans (see Note 2 to the accompanying unaudited financial statements), loans increased $31,830,000 or 1.9% during the first three months of 2000. Loans, including loans held for sale, represent the largest category of earning assets, comprising 76.8% of earning assets as of March 31, 2000, 76.7% as of December 31, 1999 and 72.0% as of March 31, 1999.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


      LOANS (CONTINUED)

      The following table presents the major categories of loans including loans held for sale:


      (Amounts in thousands)                       MARCH 31        DECEMBER 31          MARCH 31
                                                     2000              1999               1999
                                                     ----              ----               ----
      Commercial                                  $  612,343        $  580,521        $  517,493
      Real estate                                  1,021,060           820,995           753,351
      Consumer installment and other loans           258,535           238,562           197,283
                                                  ----------        ----------        ----------
      TOTAL                                       $1,891,938        $1,640,078        $1,468,127
                                                  ==========        ==========        ==========

      DEPOSITS

      Deposits totaled $2,052,604,000 on March 31, 2000, an increase of $340,822,000 or 19.9% from $1,711,782,000 on December 31, 1999. Excluding
      $327,969,000 of deposits acquired as a result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unaudited financial statements) deposits grew $12,853,000 or 0.8% from December 31, 1999 to March 31, 2000. Non-interest-bearing deposits (excluding $55,790,000 of deposits acquired through the acquisition of the Western Kentucky Group) declined $17,599,000 or 6.6%. The decrease in non-interest bearing deposits from year-end totals was partially the result of customers' desire to minimize their non-interest bearing deposits. Interest-bearing deposits (excluding $272,179,000 deposits acquired through the acquisition of the Western Kentucky Group) increased $30,452,000 or 2.1%. Area's retail customers are continuing to seek higher yields for their interest bearing accounts, thus moving funds into deposit products that pay a higher rate of interest. Average deposits increased $105,898,000 or 5.6% to $1,892,910,000 in the three months ended March 31, 2000 compared to the same period in 1999. Average non-interest bearing deposits increased $49,052,000 or 20.8% to $285,392,000 during the first three months compared to the same period last year. These increases are largely the result of the acquisition of the Western Kentucky Group.

      The following table summarizes the composition of deposits as of March 31, 2000, December 31, 1999 and March 31, 1999:

      (Amounts in thousands)                                  MARCH 31        DECEMBER 31          MARCH 31
                                                                2000             1999                1999
                                                                ----             ----                ----
      Non-interest bearing demand                           $  303,142        $  264,951        $  236,764
      Interest bearing deposits:
         Interest bearing demand                               329,510           294,705           293,835
         Savings                                               457,926           397,927           389,726
         Certificates of deposit of $100,000 or more           277,495           180,964           173,314
         Other time                                            684,531           573,235           663,176
                                                            ----------        ----------        ----------
            Total interest bearing deposits                  1,749,462         1,446,831         1,520,051
                                                            ----------        ----------        ----------
            TOTAL DEPOSITS                                  $2,052,604        $1,711,782        $1,756,815
                                                            ==========        ==========        ==========

      BORROWED FUNDS

      Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings decreased by $9,139,000 or 2.7% to $328,049,000 from $338,049,000 on December 31, 1999.
      Excluding $8,700,000 of borrowed funds added as a result of the acquisition of the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements) borrowed funds declined $17,839,000 or 5.3%.

      Other borrowings increased from $135,000 on December 31, 1999 to $$60,725,000 on March 31, 2000. This increase was the result of funds borrowed for the acquisition of the Western Kentucky Group. Area initially borrowed $75,000,000 on January 31, 2000 (the date of acquisition) for the acquisition.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


      CAPITAL RESOURCES

      Shareholders' equity totaled $271,193,000 at March 31, 2000, an increase of $4,229,000 or 1.6% from $266,964,000 on December 31, 1999. This increase was partially offset by a decrease totaling $4,200,000 or 17.1% to $20,322,000 in accumulated other comprehensive income primarily as a result of the sale of available for sale securities.

      The shareholders' equity-to-asset ratio was 10.11% at March 31, 2000 compared to 11.41% on December 31, 1999. The decrease was largely the result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unaudited financial statements) which added approximately $383,692,000 of assets.

      Book value per share was $16.58, $16.17 and $16.05 at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

      During the first quarter of 2000, Area repurchased 159,929 shares of its common stock in the open market at an average price of $22.59 per share. All of these shares were repurchased under the 5% repurchase plan announced on August 26, 1999.

      A summary of the regulatory capital ratios is shown below:


                                                                    REGULATORY CAPITAL REQUIREMENTS
                                            MARCH 31   DECEMBER 31       WELL          MINIMUM
                                              2000        1999        CAPITALIZED      REQUIRED
                                              ----        ----        -----------      --------
      Leverage Ratio                          7.11%       9.32%          5.00%          4.00%
      Tier I Risk Based Capital Ratio         9.86%      12.60%          6.00%          4.00%
      Total Risk Based Capital Ratio         11.11%      13.86%         10.00%          8.00%


      The decrease in the regulatory capital ratios from December 31, 1999 to March 31,2000 was the result of the purchase of the Western Kentucky Group which resulted in the addition of $33,436,000 of intangible assets.

      ASSET QUALITY

      At March 31, 2000, the allowance for loan losses was $27,540,000 or 1.46% of period-end loans, as compared to $23,055,000 or 1.41% of loans at December 31, 1999. The ratio of the allowance for loan losses to under-performing assets decreased to 368.2% as of March 31, 2000 compared with 1,015.2% at December 31, 1999 as a result of the increase in under-performing assets. Under-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Under-performing assets totaled $7,479,000 on March 31, 2000 compared to $2,271,000 on December 31, 1999. The increase was $5,208,000. Of this increase, approximately $3,730,000 was added as a result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unaudited financial statements). Currently, year-to-date net charge-offs (loan charge-offs less recoveries) are at 0.4% (annualized) of average year-to-date loans compared to 0.02% (annualized) during the same period in 1999. This ratio is at an historical low level and there can be no assurance that net charge-offs will not increase in the future.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999


      ASSET QUALITY (CONTINUED)

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

      The following schedule shows the dollar amount of assets at March 31, 2000, December 31, 1999 and March 31, 1999, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing and other real estate owned:


      (In thousands)                                           MARCH 31    DECEMBER 31     MARCH 31
                                                                 2000         1999           1999
                                                                 ----         ----           ----
      Nonaccrual loans                                          $3,406        $1,078        $1,418
      Loans contractually past due 90 days or more as to
           interest or principal and still accruing              3,412           990         1,057
                                                                ------        ------        ------
           TOTAL UNDER-PERFORMING AND RESTRUCTURED LOANS         6,818         2,068         2,475
      Other real estate owned                                      661           203         1,667
                                                                ------        ------        ------
           TOTAL UNDER-PERFORMING ASSETS                        $7,479        $2,271        $4,142
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

      As of March 31, 2000, 76.5% of total assets were funded by core deposits while 12.3% were funded with secondary sources of liquidity discussed above, compared to 73.1% and 14.4%, respectively, as of December 31, 1998.

      The net loan-to-deposit ratio decreased from 94.0% on December 31, 1999 to 90.4% on March 31, 2000 primarily as a result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unadudited financial statements). The Western Kentucky Group had a net loan-to-deposit ratio of 65.8% on the date of acquisition.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             MARCH 31, 2000 AND 1999


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For financial institutions, interest rate movements can have a critical impact on net interest income, and hence net income. The primary objective of interest rate risk management is to control and monitor the effects of those fluctuations and their impact on net income. Management considers interest rate risk to be the most significant market risk.

        Management views computer simulations as a more relevant measurement of the impact of changes in interest rates on net interest income, and hence net income, than other techniques that use interest rate sensitivity gap analysis. Area uses a net income simulation model to measure near-term (next 12 months) risk due to changes in interest rates. The model incorporates substantially all of Area's assets and liabilities, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment. Balance sheet changes are based on forecasted changes in loans, securities and deposits as well as historical pricing spreads. The model is updated at least quarterly with the current balance sheet structure and the current forecast of expected balance sheet changes. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net income or exactly predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing and amount of interest rate changes as well as changes in market conditions and management strategies. Management uses the model to simulate the effect of immediate and sustained parallel shifts upward and downward in the yield curve of 100 basis points (1.00%) and 200 basis points (2.00%).

        Area's interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. Area's management monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.

        The following table illustrates the simulation analysis, using the methodology described above, of the impact of a 100 and 200 basis point upward and downward movement in interest rates on net income and earnings per share.

        INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
          (In thousands, except per share data)

                                                               CHANGE IN INTEREST RATES FROM MARCH 31, 2000 RATES
                                                                      INCREASE                  DECREASE
        SIMULATED IMPACT IN THE NEXT 12 MONTHS                   +200BP      +100BP       -100BP       -200BP
                                                                 ------      ------       ------       ------
        Net income increase (decrease)                           $5,211      $3,002      $(3,272)     $(6,678)
        Net income per share-basic increase (decrease)           $ 0.32      $ 0.18      $ (0.20)     $ (0.41)
        Net income per share-diluted increase (decrease)         $ 0.31      $ 0.18      $ (0.20)     $ (0.41)


        Given an immediate and sustained parallel shift upward of 200 basis points to the yield curve used in the simulation model, it is estimated that net income for Area would increase by $5,211,000 over the next year. Estimated diluted earnings per share would increase by $0.31 over this same period. A 200 basis point immediate and sustained parallel shift downward in the yield curve would decrease net income by an estimated $6,678,000 over the next year while decreasing diluted earnings per share $0.41. All of the above changes in net income are within the policy guidelines established by the Board of Directors.

        In order to assist in reducing the exposure to interest rate fluctuations and manage liquidity, Area sells virtually all long-term fixed-rate, single-family residential mortgages that are originated. These loans are underwritten according to Federal Home Loan Mortgage Corporation or Fannie Mae guidelines and are sold upon origination. In addition to the use of core deposits, which fund the primary portion of earning assets, Area's affiliate banks borrow from the Federal Home Loan Bank to provide funds within time frames that are not available or are only available at higher costs through retail sources. Finally, management continually evaluates other interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost effective, and therefore minimizes the use of derivatives except in limited circumstances.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             MARCH 31, 2000 AND 1999


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings
                  Not applicable.

         Item 2.  Changes in Securities
                  Not applicable.

         Item 3.  Defaults Upon Senior Securities
                  Not applicable.

         Item 4. Submission of Matters to a Vote of Security Holders Not applicable.

                  Pursuant to Rule 14a-4(c)(1) promulgated under to Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the 2001 Annual Meeting of Shareholders must notify Area in writing at its principal office at P.O. Box 786, Owensboro, Kentucky 42302-0786 of the contents of such proposal no later than November 1, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             MARCH 31, 2000 AND 1999


      Item 6. Exhibits and Reports on Form 8-K (continued)


         (a) Exhibit No.               Description of Exhibit
         ---------------               ----------------------
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

                     *The indicated exhibit is a compensatory plan or arrangement.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             MARCH 31, 2000 AND 1999


      Item 6. Exhibits and Reports on Form 8-K (continued)


       (a) Exhibit No.               Description of Exhibit
       ---------------               ----------------------
       27.1            Financial Data Schedule (for SEC use only)

       (b) One report on Form 8-K dated February 3, 2000 was filed with the United States Securities and Exchange Commission and reported the following under "Item 5-Other Events":

                       On February 2, 2000 Area Bancshares Corporation ("Area") announced that it completed on January 31, 2000 the acquisition of Peoples Bank of Murray, Murray, Kentucky;
                       Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County,
                       Eddyville, Kentucky; and Bank of Livingston County, Tiline,
                       Kentucky. Total assets of these four affiliated banks were approximately $376 million.

                       The acquisition, which was originally announced on August
                       25, 1999, makes Area the largest Kentucky-based bank holding company, with assets of approximately $2.7 billion.

                       Area paid a total of $77,750,000 in cash for these affiliated banking companies. The transaction will be accounted for
                       using the purchase method of accounting.


                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             MARCH 31, 2000 AND 1999


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AREA BANCSHARES CORPORATION



Date:  May 11, 2000                By:  /s/ Thomas R. Brumley
     --------------------             ----------------------------------
                                           Thomas R. Brumley
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  May 11, 2000                By:  /s/ Edward J. Vega
      -------------------             ------------------------------------------
                                           Edward J. Vega
                                           Senior Vice President-Chief Financial
                                           Officer
                                           (Principal Financial Officer)



Date:  May 11, 2000                By:  /s/ Gary R. White
      -------------------             ------------------------------------------
                                           Gary R. White
                                           Vice President, Controller
                                           (Principal Accounting Officer)