Form 10-Q
period 2000-06-30
AREA BANCSHARES CORP
filed 2000-08-11
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For quarter ended June 30, 2000

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

       Registrant's telephone number, including area code: (270) 926-3232
                                                          ----------------

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

          Class: Common stock
          No Par Value
          Shares Outstanding: As of July 31, 2000: 16,320,956

                           AREA BANCSHARES CORPORATION
                                TABLE OF CONTENTS

                                                                          PAGE NUMBER
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements                                                3

           Unaudited consolidated balance sheets, June 30, 2000,
              December 31, 1999 and June 30, 1999                              3

           Unaudited consolidated statements of income, three
              and six months ended June 30, 2000 and 1999                      4

           Unaudited consolidated statements of comprehensive income,
              three and six months ended June 30, 2000 and 1999                5

           Unaudited consolidated statements of shareholders'
              equity, year ended December 31, 1999 and six months
              ended June 30, 2000                                              6

           Unaudited consolidated statements of cash flows for
              the six months ended June 30, 2000 and 1999                      7

           Notes to unaudited consolidated financial statements                9

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       13

           Results of operations                                              14

           Financial position                                                 25

           Liquidity                                                          28

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         29

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  30

  Item 2.  Changes in Securities                                              30

  Item 3.  Defaults Upon Senior Securities                                    30

  Item 4.  Submission of Matters to a Vote of Security Holders                30

  Item 5.  Other Information                                                  30

  Item 6.  Exhibits and Reports on Form 8-K                                   31


                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  JUNE 30        DECEMBER 31         JUNE 30
                                                                   2000             1999              1999

ASSETS
Cash and due from banks                                       $   101,160       $    98,598       $    89,618
Interest bearing deposits with banks                                4,947             6,010             6,528
Federal funds sold                                                     --                --            10,611
Securities:
   Available for sale (amortized cost of $379,221,
       $325,884 and $350,866)                                     396,369           363,627           392,662
   Held to maturity (fair value of $156,371,
       $129,028, and $127,227)                                    154,792           129,089           124,643
                                                              -----------       -----------       -----------
          TOTAL SECURITIES                                        551,161           492,716           517,305
                                                              -----------       -----------       -----------

Mortgage loans held for sale                                        7,770             8,682            10,239

Loans, net of unearned discount                                 1,924,262         1,631,396         1,521,306
     Less allowance for loan losses                                27,456            23,055            23,553
                                                              -----------       -----------       -----------
          NET LOANS                                             1,896,806         1,608,341         1,497,753
                                                              -----------       -----------       -----------

Premises and equipment, net                                        50,367            44,986            45,235
Goodwill and other intangible assets                               68,161            32,969            34,892
Other assets                                                       54,268            48,219            46,275
                                                              -----------       -----------       -----------
          TOTAL ASSETS                                        $ 2,734,640       $ 2,340,521       $ 2,258,456
                                                              ===========       ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing                                       $   310,635       $   264,951       $   238,148
   Interest-bearing                                             1,744,583         1,446,831         1,485,504
                                                              -----------       -----------       -----------
     TOTAL DEPOSITS                                             2,055,218         1,711,782         1,723,652
                                                              -----------       -----------       -----------

Federal funds purchased                                            50,137            74,362            74,563
Securities sold under agreements to repurchase                    110,198           118,408           109,818
Notes payable to the U.S. Treasury                                 28,147            14,934            15,842
Advances from the Federal Home Loan Bank                          133,363           130,210            35,158
Other borrowings                                                   62,125               135               256
Accrued expenses and other liabilities                             23,449            23,726            30,618
                                                              -----------       -----------       -----------
     TOTAL LIABILITIES                                          2,462,637         2,073,557         1,989,907
                                                              -----------       -----------       -----------
      SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 500,000
   shares; none issued                                                 --                --                --
Common stock, no par value; authorized 50,000,000
   shares; issued and Outstanding June 30, 2000,
   16,316,848 December 31, 1999, 16,512,809 and
   June 30, 1999, 16,856,596                                       28,109            28,449            29,050
Paid-in capital                                                    35,632            35,632            35,632
Retained earnings                                                 197,568           178,911           177,611
Deferred compensation on restricted stock                            (393)             (455)             (562)
ESOP and MRP loan obligations                                         (95)              (95)             (216)
Accumulated other comprehensive income                             11,182            24,522            27,034
                                                              -----------       -----------       -----------
     TOTAL SHAREHOLDERS' EQUITY                                   272,003           266,964           268,549
                                                              -----------       -----------       -----------

Commitments and contingent liabilities
                                                              -----------       -----------       -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 2,734,640       $ 2,340,521       $ 2,258,456
                                                              ===========       ===========       ===========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30                   JUNE 30
                                                                2000         1999         2000         1999
Interest Income:
   Loans, including fees                                      $43,136      $31,627      $81,705      $62,873
   Interest bearing deposits with banks                            93           89          185          192
   Federal funds sold                                               8          240          425          965
   Taxable securities                                           6,177        4,799       11,534        9,535
   Tax exempt securities                                        2,393        1,966        4,649        3,924
                                                              -------      -------      -------      -------
        TOTAL INTEREST INCOME                                  51,807       38,721       98,498       77,489
                                                              -------      -------      -------      -------
Interest expense:
   Interest on deposits                                        19,180       14,868       36,029       30,564
   Interest on borrowings                                       5,707        2,229       10,865        4,566
                                                              -------      -------      -------      -------
        TOTAL INTEREST EXPENSE                                 24,887       17,097       46,894       35,130
                                                              -------      -------      -------      -------
        Net interest income                                    26,920       21,624       51,604       42,359

Provision for loan losses                                         314          192          636          356
                                                              -------      -------      -------      -------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         26,606       21,432       50,968       42,003
                                                              -------      -------      -------      -------
Non-interest income:
   Commissions and fees on fiduciary activities                 1,507        1,367        2,863        2,706
   Service charges on deposit accounts                          3,216        2,205        5,997        4,371
   Other service charges, commissions and fees                  2,189        1,510        4,130        2,834
   Security gains (losses), net                                 7,396       17,786       15,604       20,383
   Gains on sales of loans, net                                   151          334          273          759
   Other non-interest income                                      669          111        1,634        1,235
                                                              -------      -------      -------      -------
        TOTAL NON-INTEREST INCOME                              15,128       23,313       30,501       32,288
                                                              -------      -------      -------      -------
Non-interest expenses:
   Salaries and employee benefits                              10,128        8,546       20,027       17,636
   Net occupancy expense                                        1,513        1,322        2,884        2,605
   Furniture and equipment expense                              1,821        1,567        3,468        3,057
   Federal deposit insurance                                      104           69          182          137
   Data processing expense                                      1,449        1,366        2,947        2,870
   Other non-interest expenses                                  8,517        5,531       15,754       10,387
                                                              -------      -------      -------      -------
        TOTAL NON-INTEREST EXPENSES                            23,532       18,401       45,262       36,692
                                                              -------      -------      -------      -------

     Income before income tax expense                          18,202       26,344       36,207       37,599
Income tax expense                                              6,499        8,846       11,622       11,823
                                                              -------      -------      -------      -------
        NET INCOME                                            $11,703      $17,498      $24,585      $25,776
                                                              =======      =======      =======      =======

Per common share:
   Net income-basic                                           $  0.72      $  1.03      $  1.50      $  1.52
             -diluted                                         $  0.71      $  1.02      $  1.48      $  1.50
   Cash dividends                                             $  0.06      $  0.05      $ 0.115      $  0.09





SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED JUNE 30
                                                                          2000            1999
Net income                                                              $ 11,703       $ 17,498

Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities available for sale:
       Unrealized holding gains (losses) arising during the period        (4,906)        (5,925)
       Less reclassification adjustment for gains (losses)
          included in net income                                           4,234         11,561
                                                                        --------       --------

Other comprehensive income                                                (9,140)       (17,486)
                                                                        --------       --------

COMPREHENSIVE INCOME                                                    $  2,563       $     12
                                                                        ========       ========


                                                                        SIX MONTHS ENDED JUNE 30
                                                                           2000           1999
Net income                                                              $ 24,585       $ 25,776

Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities available for sale:
       Unrealized holding gains (losses) arising during the period        (4,364)         8,745
       Less reclassification adjustment for gains (losses)
          included in net income                                           8,976         13,249
                                                                        --------       --------

Other comprehensive income                                               (13,340)        (4,504)
                                                                        --------       --------

COMPREHENSIVE INCOME                                                    $ 11,245       $ 21,272
                                                                        ========       ========



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         YEAR ENDED DECEMBER 31, 1999 AND SIX MONTHS ENDED JUNE 30, 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                      DEFERRED                 ACCUMULATED
                                      COMMON      COMMON                            COMPENSATION   ESOP AND       OTHER
                                      STOCK-      STOCK-      PAID-IN    RETAINED   ON RESTRICTED  MRP LOAN   COMPREHENSIVE
                                      SHARES      AMOUNT      CAPITAL    EARNINGS      STOCK      OBLIGATIONS    INCOME     TOTAL

Balance, December 31, 1998          15,669,729   $ 24,397    $ 35,632    $ 147,474      $(612)      $(216)     $ 31,538    $238,213

Net income                                                                  38,259                                           38,259
Common Stock Issued                  1,299,969      4,845                    8,784                                           13,629
Cash dividends declared ($0.20
   per share)                                                               (3,355)                                          (3,355)
Repurchase of common stock            (564,994)      (979)                 (13,468)                                         (14,447)
Stock options exercised,
   including tax benefits              110,832        190                    1,270                                            1,460
Amortization of deferred
  compensation on restricted stock                                                        100                                   100
Net restricted stock forfeited          (2,727)        (4)                     (53)        57                                    --
Repayment of ESOP loan obligations                                                                    121                       121
Change in other comprehensive
  income (loss), net of tax                                                                                      (7,016)     (7,016)
                                   -----------   --------    --------    ---------      -----       -----      --------    --------
Balance, December 31, 1999          16,512,809     28,449      35,632      178,911       (455)        (95)       24,522     266,964

Net income                                                                  24,585                                           24,585
Cash dividends declared ($0.115
   per share)                                                               (1,878)                                          (1,878)
Repurchase of common stock            (206,629)      (358)                  (4,188)                                          (4,546)
Stock options exercised,
   including tax benefits               10,668         18                      138                                              156
Amortization of deferred
  compensation on restricted stock                                                         62                                    62
Change in other comprehensive
  income (loss), net of tax                                                                                     (13,340)    (13,340)
                                   -----------   --------    --------    ---------      -----       -----      --------    --------
Balance, June 30, 2000              16,316,848   $ 28,109    $ 35,632    $ 197,568      $(393)      $ (95)     $ 11,182    $272,003
                                   ===========   ========    ========    =========      =====       =====      ========    ========




SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                       2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                     $  24,585       $  25,776
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                            636             356
     Depreciation, amortization and accretion, net                      7,126           3,095
     Gain on sales of securities and loans, net                       (15,877)        (21,142)
     Loss (gain) on sales of other real estate owned                      (36)              2
     Gain on disposals of equipment                                       (53)            (25)
     Deferred income taxes                                              3,888           3,043
     Purchases of mortgage loans held for sale                         (2,854)        (70,968)
     Proceeds from sales of mortgage loans held for sale               24,692          75,337
     Other, net                                                        (3,372)          4,746
                                                                    ---------       ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          38,735          20,220
                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease in interest bearing deposits with banks                   1,063           1,906
     Proceeds from sales of securities available for sale              88,666           9,580
     Proceeds from sales of securities held to maturity                    --              --
     Proceeds from maturities of securities available for sale         84,246         116,624
     Proceeds from maturities of securities held to maturity            4,383          26,597
     Calls of securities available for sale                                --           3,200
     Calls of securities held to maturity                                 829           1,576
     Purchases of securities available for sale                      (133,278)       (166,540)
     Purchases of securities held to maturity                          (6,498)         (7,694)
     Decrease in federal funds sold and securities
        purchased under agreements to resell                           27,250          25,517
     Loans originated, net of principal collected on loans            (95,579)         (8,736)
     Purchases of premises and equipment, net                          (1,516)         (5,252)
     Cash and cash equivalents from acquisitions                           --           7,249
     Purchase of banks, net of cash and due from banks                (52,563)             --
     Proceeds from sale of property, plant and equipment                  190             230
     Proceeds from sales of other real estate owned                       214             478
                                                                    ---------       ---------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (82,593)          4,735
                                                                    ---------       ---------




                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                2000           1999
CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in deposits                                         $  15,467       $(114,411)
     Increase (decrease) in federal funds purchased                            (25,195)         73,456
     Decrease in securities sold under agreements to repurchase                 (8,210)         (3,673)
     Increase in notes payable to the U.S. Treasury                             13,213          14,788
     Decrease in advances from the Federal Home Loan Bank                       (4,577)         (7,977)
     Increase (decrease) in other borrowings                                    61,990         (15,559)
     Proceeds from issuance of common stock and stock options exercised            156              39
     Repurchase of common stock                                                 (4,546)         (3,048)
     Cash dividends paid                                                        (1,878)         (1,606)
                                                                             ---------       ---------
          NET CASH USED IN FINANCING ACTIVITIES                                 46,420         (57,991)
                                                                             ---------       ---------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                   2,562         (33,036)
CASH AND DUE FROM BANKS, JANUARY 1                                              98,598         122,654
                                                                             ---------       ---------
CASH AND DUE FROM BANKS, JUNE 30                                             $ 101,160       $  89,618
                                                                             =========       =========

Cash flow information:
     Income tax payments                                                     $   6,500       $   7,400
     Interest payments                                                       $  44,065       $  35,238
Non-cash transactions:
     Loans transferred to other assets                                       $     268       $   1,132





SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

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

         On January 31, 2000 Area acquired Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky ("Western Kentucky Group"). Area paid $77,750,000 in cash and the assumption of $449,000 in liabilities (total $78,199,000) for these banking companies. On January 31, 2000, total assets of these four affiliated banking companies were $383,349,000, total loans were $220,030,000, total deposits were $327,969,000 and total capital was $43,971,000. The transaction was accounted for as a purchase transaction, accordingly, the results of operations of these banks have been included in the unaudited financial statements since the date of acquisition. In conjunction with the acquisition, approximately $34,228,000 of intangibles were recorded and will be amortized over a 10 to 20-year period.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

NOTE 2.  BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS) CONTINUED

         The following is a summary unaudited balance sheet as of January 31, 2000, the date of acquisition, for the Western Kentucky Group:

                           WESTERN KENTUCKY GROUP (1)
                              SUMMARY BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                          JANUARY 31
                                                                             2000

                     ASSETS
                     Cash and due from banks                              $  25,237
                     Federal funds sold                                      27,250

                     Investment securities                                  101,144

                     Loans, net of unearned discount                        220,030
                        Less allowance for loan losses                        4,368
                                                                           --------
                            Net loans                                       215,661

                     Other assets                                            14,057
                                                                          ---------
                            TOTAL ASSETS                                  $ 383,349
                                                                          =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     Deposits:
                        Non-interest bearing deposits                     $  55,790
                        Interest-bearing deposits                           272,179
                                                                          ---------
                              Total deposits                                327,969

                     Borrowed funds                                           8,700
                     Other liabilities                                        2,709
                                                                          ---------
                          Total liabilities                                 339,378

                     Shareholders' equity                                    43,971
                                                                          ---------
                            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 383,349
                                                                          =========



                     (1) Includes Peoples Bank of Murray, Dees Bank of Hazel, Bank of Lyon County and Bank of Livingston County.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

NOTE 3.  NET INCOME PER COMMON SHARE

         Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

         Diluted earnings per share give effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options.

         The components of basic and diluted earnings per share are as follows:


                                                                           THREE MONTHS              SIX MONTHS
                                                                           ENDED JUNE 30            ENDED JUNE 30
                                                                         2000         1999        2000         1999
                                                                         ----         ----        ----         ----
         (Amounts in thousands, except per share data)
         NET INCOME, BASIC AND DILUTED                                 $11,703      $17,498      $24,585      $25,776
                                                                       =======      =======      =======      =======

         Average shares outstanding                                     16,351       16,916       16,382       16,916
         Effect of dilutive securities                                     182          248          184          249
                                                                       -------      -------      -------      -------
         Average shares outstanding including dilutive securities       16,533       17,164       16,566       17,165
                                                                       =======      =======      =======      =======
         NET INCOME PER SHARE, BASIC                                   $  0.72      $  1.03      $  1.50      $  1.52
                                                                       =======      =======      =======      =======
         NET INCOME PER SHARE, DILUTIVE                                $  0.71      $  1.02      $  1.48      $  1.50
                                                                       =======      =======      =======      =======


NOTE 4.  SECURITIES

         The amortized cost and approximate market values of securities as of June 30, 2000 and December 31, 1999 are as follows:

         AVAILABLE FOR SALE
         (Amounts in thousands)

                                                             AMORTIZED     UNREALIZED  UNREALIZED     MARKET
                                                                COST         GAINS       LOSSES       VALUE
                                                                ----         -----       ------       -----

         U.S. Treasury and federal agencies                   $174,420      $    65      $2,243      $172,242
         Mortgage-backed securities                            162,254          633       1,913       160,974
         Obligations of state and political subdivisions        25,588          315         141        25,762
         Equity and other securities                            16,959       21,040         608        37,391
                                                              --------      -------      ------      --------
         BALANCE AT JUNE 30, 2000                             $379,221      $22,053      $4,905      $396,369
                                                              ========      =======      ======      ========

         During the first six months of 2000, the after-tax net unrealized gain reported as a separate component of equity (accumulated other comprehensive income) decreased from $24,522,000 on December 31, 1999 to $11,182,000 on June 30, 2000, thus decreasing shareholders' equity. The decrease was largely the result of the sale of securities and the decrease in market value of Area's fixed income portfolio as a result of rising interest rates.


                                                             AMORTIZED     UNREALIZED  UNREALIZED     MARKET
                                                                COST         GAINS       LOSSES       VALUE
                                                                ----         -----       ------       -----

         U.S. Treasury and federal agencies                   $206,729      $    43      $2,325      $204,447
         Mortgage-backed securities                             72,941          221       1,026        72,136
         Obligations of state and political subdivisions        24,083          115         379        23,819
         Equity and other securities                            22,131       41,435         341        63,225
                                                              --------      -------      ------      --------
         BALANCE AT DECEMBER 31, 1999                         $325,884      $41,814      $4,071      $363,627
                                                              ========      =======      ======      ========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

NOTE 4.  SECURITIES (CONTINUED)

         The increases from December 31, 1999 to June 30, 2000 in the amortized cost from $325,884,000 to $379,221,000 and market value from $363,627,000 to $396,369,000 for securities available for sale was primarily the result of securities added as a result of the acquisition on January 31, 2000 of the Western Kentucky Group (see
         Note 2 above). Excluding this acquisition, amortized cost total would have declined $22,277,000 from December 31, 1999 to June 30, 2000 while the market value total would have declined $42,872,000 during this period.


         HELD TO MATURITY
         (Amounts in thousands)                              AMORTIZED      UNREALIZED    UNREALIZED       MARKET
                                                               COST           GAINS         LOSSES         VALUE
                                                               ----           -----         ------         -----
         JUNE 30, 2000
         Obligations of state and political subdivisions     $  154,792     $   2,399     $     820     $  156,371
                                                             ==========     =========     =========     ==========
         DECEMBER 31, 1999
         Obligations of state and political subdivisions     $  129,089     $   2,015     $   2,076     $  129,028
                                                             ==========     =========     =========     ==========


         The increases from December 31, 1999 to June 30, 2000 in the amortized cost from $129,089,000 to $154,792,000 and market value from $129,028,000 to $156,371,000 for securities held to maturity was primarily the result of securities added as a result of the acquisition on January 31, 2000 of the Western Kentucky Group (see Note 2 above). Excluding this acquisition, amortized cost total would have increased $3,407,000 from December 31, 1999 to June 30, 2000 while the market value total would have increased $5,013,000 during this period

NOTE 5.  NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designed and qualifies as part of a hedging relationship and if so, the reason for holding it. If specified conditions are met, entities may elect to designate a derivative instrument as a hedge against exposure to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

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

         In June 2000 the Financial Accounting Standards Board issued SFAS
         No. 138, (Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment to SFAS No. 133) which provides guidance with respect to certain implementation issues to SFAS No. 133.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

NOTE 6.  INTANGIBLES

         As of June 30, 2000, intangibles totaled $68,161,000 compared to $32,969,000 on December 31, 1999. The increase was the result of $34,228,000 of intangibles added as a result of the Western Kentucky Group acquisition (see Note 2 above). The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $55,826,000 and $30,007,000 net of accumulated amortization as of June 30, 2000 and December 31, 1999, respectively, is being amortized over a 10-20 year period on a straight-line basis. Other intangible assets consist of the book value of core deposits purchased of approximately $11,697,000 and $2,249,000, net of accumulated amortization, as of June 30, 2000 and December 31, 1999, respectively, which is being amortized by an accelerated method over ten years and the book value of a purchased bank charter of $638,000 and $713,000 as of June 30, 2000 and December 31, 1999, respectively, which is being amortized over a 10-year period on a straight-line basis. Amortization expense for the three-month period ended June 30, 2000 and 1999 was $2,235,000 and $861,000, respectively. Amortization expense for the six-month period ended June 30, 2000 and 1999 was $3,473,000 and $1,737,000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         Area is a multi-bank holding company that was incorporated in Kentucky in 1976 and is registered under the Bank Holding Company Act of 1956, as amended. On June 30, 2000, Area directly controlled sixteen affiliated commercial banks and indirectly controlled one additional commercial bank through the ownership of a holding company, all of which are located in Kentucky. Of the banks controlled by Area, four are national banks and thirteen are state banks. Area and its subsidiaries engage in retail and commercial banking. In connection with these services, Area provides the usual products and services of retail and commercial banking such as deposits, commercial loans, personal loans and trust services. The principal business of Area consists of making loans. The principal markets for these loans are businesses and individuals. These loans are made at the offices of the affiliated banks and subsidiaries, and some are sold on the secondary market.

         On January 20, 2000, Area announced that it would undertake a consolidation of its operations during 2000. Area expects to consolidate the operations and charters of its affiliate banks
         (other than Vine Street Trust, Lexington, Ky) to gain operating efficiencies and raise brand awareness by adopting the common name of "Area Bank." Preliminary estimates of the annual savings from the consolidation are approximately $4,600,000 pre-tax. Preliminary estimates of the one-time costs associated with the consolidation are approximately $3,700,000 pre-tax. These costs will be incurred starting in the second quarter of 2000 and will be completed by the end of the second quarter of 2001. The expected annual savings of approximately $4,600,000 will not begin to be fully realized until the third quarter of 2001.

         The discussion that follows is intended to provide additional insight into Area's financial condition and results of operations which includes the merger with Peoples Bancorp of Winchester on January 4, 1999, the acquisition of the Eifler Group on October 4, 1999 and the acquisition of the Western Kentucky Group on February 1, 2000 (see
         Note 2 in the accompanying unaudited financial statements for details of these transactions). Where considered significant, the impact of these transactions on Area's results of operations and financial condition is discussed. This discussion should be read with the consolidated financial statements and accompanying notes presented in
         Item 1 of Part I of this Form 10-Q.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

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

A.    RESULTS OF OPERATIONS

      Net income for the quarter ended June 30, 2000 was $11,703,000 versus $17,498,000 in the same period of 1999. Diluted earnings per share for the second quarter of 2000 were $0.71 compared to $1.02 for the same period in 1999. The decrease during the current quarter compared to the second quarter of 1999 was $5,795,000 or 33.1% for net income and $0.31 or 30.4% per diluted share. Area's net income for the second quarter of 2000 produced an annualized return on average assets of 1.73% and an annualized return on average equity of 17.22% compared to prior year ratios of 3.13% (annualized) and 25.66% (annualized), respectively. The reduced earnings during the quarter compared to the second quarter of 1999 were largely the result of a decrease in security gains from $17,786,000 ($11,561,000 after-taxes) in the second quarter of 1999 to $7,396,000 ($4,234,000 after-taxes), offset by an increase in net interest income on a taxable equivalent basis totaling $5,537,000 and by an increase in non-interest income excluding security gains of $2,205,000 or 39.9%. These net positive effects to earnings were in turn partially off-set by a $5,131,000 or 27.9% increase in non-interest expenses. The gains on the sale of securities during the second quarter of both 2000 and 1999 reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

      The current quarter includes the results of operations of the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements) for the entire quarter. The table on the following page provides a summary income statement for Area and the Western Kentucky Group for the three months ended June 30, 2000:

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

A.    RESULTS OF OPERATIONS (CONTINUED)


           (Amounts in thousands, except per share data)                THREE MONTHS ENDED JUNE 30, 2000
                                                                                  WESTERN KY
                                                                    AREA            GROUP              TOTAL
                                                                    ----            -----              -----

           Interest income                                        $ 44,087          $ 7,720           $51,807
           Interest expense                                         21,464            3,423            24,887
                                                                  --------          -------           -------
           Net interest income                                      22,623            4,297            26,920
           Provision for loan losses                                   278               36               314
                                                                  --------          -------           -------
           Net interest income after provision for loan losses      22,345            4,261            26,606
           Non-interest income                                      14,513              615            15,128
           Non-interest expenses                                    20,310            3,222            23,532
                                                                  --------          -------           -------
           Income before income tax expense                         16,548            1,654            18,202
           Income tax expense                                        5,857              642             6,499
                                                                  --------          -------           -------
               NET INCOME                                         $ 10,691          $ 1,012           $11,703
                                                                  ========          =======           =======

           Per common share:
               Net income-basic                                   $   0.65          $  0.07           $  0.72
               Net income-diluted                                 $   0.65          $  0.06           $  0.71


           Year-to-date earnings were $24,585,000 compared to $25,776,000 for the first two quarters of 1999. Diluted earnings per share totaled $1.48 for the first half of 2000 compared to $1.50 during the same period in 1999. The year-to-date decreases were $1,191,000 or 4.6% for net income and $0.02 or 1.3% per diluted share. Net income for the first six months of the year resulted in a return on average assets of 1.88% (annualized) compared to 2.31% (annualized) during the first six months of 1999 and a return on average equity of 18.72% (annualized) versus 19.63% (annualized) in the first half of 1999. Earnings for the six months ended June 30, 2000 reflected a decrease in security gains from $20,383,000 ($13,249,000 after-taxes) in the first six months of 1999 to $15,604,000 ($8,976,000 after-taxes) in the first half of 2000, an increase in net interest income on a taxable equivalent basis of $9,659,000 or 21.7% and an increase of $2,992,000 or 25.1% in non-interest income (excluding security gains). An increase of $8,570,000 or 23.4% in non-interest expenses partially offset these increases in earnings.

           The year-to-date period includes the results of operations of the Western Kentucky Group (see Note 2) from February 1, 2000 as a result of the acquisition having been accounted for as a purchase transaction. The table that follows provides a summary income statement for Area and the Western Kentucky Group for the six months ended June 30, 2000:


           (Amounts in thousands, except per share data)                 SIX MONTHS ENDED JUNE 30, 2000
                                                                                  WESTERN KY
                                                                    AREA            GROUP              TOTAL
                                                                    ----            -----              -----
           Interest income                                        $ 86,305          $12,193          $ 98,498
           Interest expense                                         41,266            5,628            46,894
                                                                  --------          -------          --------
           Net interest income                                      45,039            6,565            51,604
           Provision for loan losses                                   561               75               636
                                                                  --------          -------          --------
           Net interest income after provision for loan losses      44,478            6,490            50,968
           Non-interest income                                      29,401            1,100            30,501
           Non-interest expenses                                    39,964            5,298            45,262
                                                                  --------          -------          --------
           Income before income tax expense                         33,915            2,292            36,207
           Income tax expense                                       11,950            (392)            11,622
                                                                  --------          -------          --------
               NET INCOME                                         $ 21,965          $ 2,620          $ 24,585
                                                                  ========          =======          ========

           Per common share:
               Net income-basic                                   $   1.34          $  0.16          $   1.50
               Net income-diluted                                 $   1.32          $  0.16          $   1.48


                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

A.    RESULTS OF OPERATIONS (CONTINUED)

      Area believes that a meaningful comparison of the results of operations excludes nonrecurring items. As shown in the following table, during the current quarter security gains in the amount of $4,234,000 after-tax ($7,396,000 pre-tax) were recorded compared to second quarter 1999 security gains of $11,561,000 after-tax ($17,786,000 pre-tax). Core operating income during the second quarter of 2000 and 1999, which is net income adjusted for these items, totaled $7,469,000 or $0.45 per diluted share and $5,937,000 or $0.35 per diluted share, respectively. Core operating net income increased $1,532,000 or 25.8% while core operating diluted earnings per share increased $0.10 or 28.6% from the second quarter of 1999.

      During the first six months of 2000, security gains in the amount of $8,976,000 after-tax ($15,604,000 pre-tax) were recorded, a gain totaling $93,000 after-tax ($143,000 pre-tax) on the sale of fixed assets was recognized and merger-related adjustments were made which enhanced income by $1,031,000 after-tax ($897,000 pre-tax) in connection with the acquisition of the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements). The favorable merger-related adjustments were the result of a book tax benefit totaling $1,279,000 as a result of converting these banks from "S" corporation status to "C" corporation status which were partially offset by after-tax merger-related expenses of $248,000. During the first half of 1999 security gains totaling $13,249,000 after-tax ($20,383,000 pre-tax) were recorded, a favorable insurance settlement of $615,000 after-tax ($945,000 pre-tax) was recognized and merger-related adjustments of $122,000 after-tax which enhanced net income were recorded. Core operating income during the first six months of 2000 and 1999 totaled $14,485,000 or $0.87 per diluted share and $11,790,000 or $0.69 per diluted share, respectively. Core operating net income increased $2,695,000 or 22.9% while core operating diluted earnings per share increased $0.18 or 26.1% from the first six months of 1999.


       CORE OPERATING NET INCOME                            THREE MONTHS ENDED          SIX MONTHS ENDED
       (Amounts in thousands, except percentages)                 JUNE 30                    JUNE 30
                                                            2000          1999         2000           1999
                                                            ----          ----         ----           ----
       Net income as reported                            $ 11,703       $ 17,498     $ 24,585       $ 25,776

       Add or (deduct) net of taxes:
       Security transactions                               (4,234)       (11,561)      (8,976)       (13,249)
       Insurance settlement                                    --             --           --           (615)
       Gain on the sale of fixed assets                        --             --          (93)            --
       Merger/acquisition-related adjustments                  --             --       (1,031)          (122)
                                                         --------       --------     --------       --------
       CORE OPERATING NET INCOME                         $  7,469       $  5,937     $ 14,485       $ 11,790
                                                         ========       ========     ========       ========
       CORE OPERATING BASIC EARNINGS PER SHARE           $   0.46       $   0.35     $   0.88       $   0.70
       CORE OPERATING DILUTED EARNINGS PER SHARE         $   0.45       $   0.35     $   0.87       $   0.69


      As shown in the following table, return on average assets was 1.73% (annualized) in the second quarter of 2000 compared to 3.13% (annualized) during the same period of 1999 and 1.88% (annualized) in the first half of 2000 versus 2.31% (annualized) in the first two quarters of 1999. Core operating return on average assets (excluding the items discussed above) totaled 1.10% (annualized) during the quarter ended June 30, 2000 compared to 1.06% (annualized) for the same period in 1999 and 1.11% (annualized) in the first half of 2000 compared to 1.06% in the same period of 1999. Return on average equity was 17.22% (annualized) during the quarter ended June 30, 2000 compared to 25.66% (annualized) during the second quarter of 1999 and 18.72% (annualized) in the first six months of 2000 compared to 19.63% (annualized) in the first half of 1999. Core operating return on average equity (excluding the items discussed above) was 10.99% (annualized) in the quarter ended June 30, 2000 compared to 8.71% (annualized) during the second quarter of 1999 and 11.03% (annualized) for the first half of 2000 versus 8.98% in the same period of 1999.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

A.    RESULTS OF OPERATIONS (CONTINUED)

      The following table provides selected operating data, per share data, selected ratios and average balances for the three- and six-month periods ended June 30, 2000 and 1999:

      (Amounts in thousands, except percentages and per share data)

                                                           THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                               JUNE 30                                      JUNE 30
                                                 2000             1999          CHANGE         2000            1999         CHANGE
                                                 ----             ----          ------         ----            ----         ------
      OPERATING DATA
        Net income                           $    11,703     $    17,498     $   (5,795)   $   24,585     $    25,776    $  (1,191)
        Core operating  net income (1)             7,469           5,937          1,532        14,485          11,790        2,695
      PER SHARE DATA
        Basic earnings per share                    0.72            1.03          (0.31)         1.50            1.52        (0.02)
        Core operating basic earnings
            per share (1)                           0.46            0.35           0.11          0.88            0.70         0.18
        Diluted earnings per share                  0.71            1.02          (0.31)         1.48            1.50        (0.02)
        Core operating diluted earnings
            per share (1)                           0.45            0.35           0.10          0.87            0.69         0.18
        Cash dividends per share                    0.06            0.05           0.01         0.115           0.095         0.02
        Book value at June 30                      16.67           15.93           0.74         16.67           15.93         0.74
        Market price at June 30                    22.31           27.13          (4.82)        22.31           27.13        (4.82)
      SELECTED RATIOS AND DATA
        Return on average assets (2)                1.73%           3.13%         (1.40%)        1.88%           2.31%       (0.43%)
        Core operating return on average
            assets (1)(2)                           1.10%           1.06%          0.04%         1.11%           1.06%        0.05%
        Return on average equity (2)               17.22%          25.66%         (8.44%)       18.72%          19.63%       (0.91%)
        Core operating return on average
             equity (1)(2)                         10.99%           8.71%          2.28%        11.03%           8.98%        2.05%
        Efficiency ratio                           54.25%          39.98%         14.27%        53.45%          47.77%        5.68%
        Efficiency ratio (1)                       65.40%          65.17%          0.23%        65.10%          65.56%       (0.46%)
        Net interest margin (2)                     4.51%           4.43%          0.08%         4.47%           4.33%        0.14%
        Equity-to-assets                            9.95%          11.89%         (1.94%)        9.95%          11.89%       (1.94%)
        Allowance for loan losses to loans          1.43%           1.55%         (0.12%)        1.43%           1.55%       (0.12%)
        Allowance for loan losses to
            under-performing assets                360.2%        1,374.2%      (1,014.0%)       360.2%        1,374.2%    (1,014.0%)
        Nonperforming loans to total loans          0.36%           0.11%          0.25%         0.36%           0.11%        0.25%
      AVERAGE BALANCES
           Total assets                      $ 2,719,521     $ 2,242,668     $  476,853    $2,630,914     $ 2,247,263    $ 383,651
           Earning assets                      2,517,111       2,055,774        461,337     2,437,853       2,075,151      362,702
           Shareholders' equity                  273,400         273,486            (86)      264,098         264,758         (660)



      (1) Excludes items presented in the Core Operating Net Income table above.
      (2) Percentages annualized.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

      CORE OPERATING CASH BASED EARNINGS

      Area believes it is important to also disclose cash based core operating net income, which excludes nonrecurring items and intangible asset amortization. Although Area believes these calculations are helpful in understanding the performance of Area, cash based core operating net income should not be considered a substitute for net income or cash flow as indicators of Area's financial performance or its ability to generate liquidity. The following table presents the cash based core operating net income and various cash based performance ratios:

      (Amounts in thousands, except percentages and per share data)


                                                             THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                            2000        1999       CHANGE        2000       1999       CHANGE
                                                            ----        ----       ------        ----       ----       ------
      Core operating net income (1)                        $7,469      $5,937      $1,532      $14,485      $11,790      $2,695
      Add back:
           Goodwill and other intangible amortization       2,235         861       1,374        3,473        1,737       1,736
           Less: tax effect                                   462         153         309          647          307         340
                                                           ------      ------      ------      -------      -------      ------
                                                            1,773         708       1,065        2,826        1,430       1,396
                                                           ------      ------      ------      -------      -------      ------
       CASH BASED CORE OPERATING NET INCOME                $9,242      $6,645      $2,597      $17,311      $13,220      $4,091
                                                           ======      ======      ======      =======      =======      ======

      (1) Excludes items presented in the Core Operating Net Income table above.


                                                                   THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                                  2000        1999      CHANGE      2000       1999     CHANGE
                                                                  ----        ----      ------      ----       ----     ------
      Per share data
        Cash based core operating basic earnings per share      $  0.57     $  0.39    $ 0.18     $  1.06    $  0.78    $ 0.28
        Cash based core operating diluted earnings per share       0.56        0.39      0.17        1.04       0.77      0.27
      Performance ratios (annualized)
        Cash based core operating return on tangible assets        1.39%       1.21%     0.18%       1.35%      1.21%     0.14%
        Cash based core operating return on tangible equity       17.79%      11.19%     6.60%      16.60%     11.61%     4.99%
        Cash based core operating efficiency ratio                59.19%      62.12%    (2.93%)     60.07%     63.00%    (2.93%)


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

      Net interest income, on a tax equivalent basis, increased $5,537,000 or 24.4% to $28,247,000 during the quarter ended June 30, 2000. The Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements) accounted for $4,458,000 of this increase. Area's net interest margin (which is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets) increased from 4.43% during the quarter ended June 30, 1999 to 4.51% during the current quarter. The average rate on interest earning assets increased from 7.77% during the second quarter of 1999 to 8.49% in the current quarter. In addition to the effect that rising national interest rates have had on adjustable rate earning assets, the increase in the average rate on earning assets was largely the result of a shift in the composition of average earning assets towards loans. As a partial offset, the average rate on interest bearing liabilities increased from 4.04% to 4.73% largely as a result of rising interest rates since mid-1999. These changes resulted in an increase of 0.03% to 3.76% in the net interest spread for the current quarter versus the same period in 1999.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

      NET INTEREST INCOME (CONTINUED)

      For the six months ended June 30, 2000, net interest income, on a tax equivalent basis, increased $9,659,000 or 21.7% to $54,182,000 over the same period in 1999. The Western Kentucky Group (see Note 2) accounted for $6,834,000 of this increase. The net interest margin was 4.47% for the year-to-date period, an increase of 0.14% from 4.33% recorded during the first six months of 1999. The increase in the net interest margin was the result of an increase of 0.60% to 8.34% in the yield on earning assets during the current period and a smaller increase of 0.48% to 4.61% in the rate paid on interest bearing liabilities. Strong average loan growth generated both internally as well as through the acquisitions discussed in
      Note 2 and rising rates which impacted earning assets earning assets more positively than interest paying liabilities were primarily responsible for the increase in the net interest margin in both the year-to-date period and the current quarter compared to similar periods in 1999.

      The following presents the components of net income on a taxable equivalent basis:


      (Amounts in thousands)                              THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                                       2000        1999          CHANGE       2000         1999         CHANGE
                                                       ----        ----          ------       ----         ----         ------
      Interest income                                $51,807      $38,721      $ 13,086     $ 98,498      $77,489      $ 21,009
      Taxable-equivalent adjustment                    1,327        1,086           241        2,578        2,164           414
                                                     -------      -------      -------      --------      -------      --------
           Interest income-taxable equivalent         53,134       39,807        13,327      101,076       79,653        21,423
      Interest expense                                24,887       17,097         7,790       46,894       35,130        11,764
                                                     -------      -------      -------      --------      -------      --------
            Net interest income-taxable equivalent    28,247       22,710         5,537       54,182       44,523         9,659
      Provision for loan losses                          314          192           122          636          356           280
      Non-interest income                             15,128       23,313        (8,185)      30,501       32,288        (1,787)
      Non-interest expenses                           23,532       18,401         5,131       45,262       36,692         8,570
                                                     -------      -------      -------      --------      -------      --------
           Income before income taxes                 19,529       27,430        (7,901)      38,785       39,763          (978)
      Income taxes                                     6,499        8,846        (2,347)      11,622       11,823          (201)
      Taxable-equivalent adjustment                    1,327        1,086           241        2,578        2,164           414
                                                     -------      -------      -------      --------      -------      --------
                NET INCOME                           $11,703      $17,498      $  5,795     $ 24,585      $25,776      $ (1,191)
                                                     =======      =======      ========     ========      =======      ========

      The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and six-months ended June 30, 2000 and 1999.

      (Amounts in thousands, except percentages)
                                                        THREE MONTHS ENDED JUNE 30                   SIX MONTHS ENDED JUNE 30
                                                    2000          1999          CHANGE          2000           1999        CHANGE
                                                    ----          ----          ------          ----           ----        ------
      Average rate on earning assets (1)              8.49%          7.77%         0.72%          8.34%          7.74%        0.60%
      Average rate on interest
         bearing liabilities (1)                      4.73%          4.04%         0.69%          4.61%          4.13%        0.48%
      Net interest spread (1)                         3.76%          3.73%         0.03%          3.73%          3.61%        0.12%
      Net interest margin (1)                         4.51%          4.43%         0.08%          4.47%          4.33%        0.14%
      Average earning assets                   $ 2,517,111    $ 2,055,774     $ 461,337    $ 2,437,853    $ 2,075,151    $ 362,702
      Average interest bearing liabilities       2,116,716      1,698,489       418,227      2,045,511      1,713,828      331,683

      (1) Amounts annualized

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

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

      An analysis of the changes in the allowance for loan losses and selected ratios follows:


      (Amounts in thousands, except percentages)         THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                                                     2000            1999        CHANGE         2000          1999         CHANGE
                                                     ----            ----        ------         ----          ----         ------

      Beginning balance                          $    27,540    $    23,616    $   3,924    $    23,055   $    21,651    $   1,404
      Additions through acquisitions                      --             --           --          4,323         1,857        2,466
      Provision for loan losses                          314            192          122            636           356          280
      Loan loss recoveries                               253            453         (200)           569           945         (376)
      Loans charged off                                 (651)          (708)         (57)        (1,127)       (1,256)        (129)
                                                 -----------    -----------    ---------    -----------   -----------    ---------
      ENDING BALANCE                             $    27,456    $    23,553    $   3,903    $    27,456   $    23,553    $   3,903
                                                 ===========    ===========    =========    ===========   ===========    =========

      Average loans, net of unearned income      $ 1,909,330    $ 1,511,706    $ 397,624    $ 1,837,154   $ 1,498,343    $ 338,811
      Provision for loan losses to average
           loans (1)                                    0.07%          0.05%        0.02%          0.07%         0.05%        0.02%
      Net loan charge-offs to average loans (1)         0.08%          0.07%        0.01%          0.06%         0.04%        0.02%
      Allowance for loan losses to end of
           period loans                                 1.43%          1.55%       (0.12%)         1.43%         1.55%       (0.12%)
      Allowance for loan losses to under-
           performing assets                           360.2%       1,374.2%    (1,014.0%)        360.2%      1,374.2%    (1,014.0%)


      (1) Amounts annualized

      The provision for loan losses totaled $314,000 during the quarter ended June 30, 2000 compared to $192,000 during the same period last year. During the six months ended June 30, 2000, the provision for loan losses increased $280,000 or 78.7% to $636,000 when compared to the first six months of 1999. The provision amounts for both the quarter and year-to-date periods are very low compared to Area's historical levels and there is no assurance that these levels will not increase in the future.

      The provision for loan losses as a percentage of average loans totaled 0.07% (annualized) during the quarter ended June 30, 2000 compared to 0.05% (annualized) for the quarter ended June 30, 1999. For the six-month period ended June 30, 2000, the provision for loan losses as a percentage of average loans increased to 0.07% (annualized) from 0.05% (annualized) during the same period in 1999. Even though the percentages increased during the current quarter and year-to-date period compared to the same periods in 1999, both percentages are low compared to Area's historical levels and there is no assurance that these levels will not increase in the future.

      Net loan charge-offs (loan charge-offs less recoveries) to average loans during the current quarter increased slightly to 0.08% (annualized) from 0.07% (annualized) during the quarter ended June 30, 2000 primarily as a result of a reduction in recoveries in the quarter. Net loan charge-offs increased to 0.06% during the six months ended June 30, 2000 compared to 0.04% in the same period in 1999. These percentages are low compared to Area's historical levels and there is no assurance that these levels will not increase in the future.

      The allowance for loan losses was 1.43% of total loans on June 30, 2000, as compared to the December 31, 1999 level of 1.41% and the June 30, 1999 level of 1.55%. The percentage of allowance for loan losses to total loans has decreased since June 30, 1999 largely as a result of loan growth.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

      NON-INTEREST INCOME

      The tables that follow set forth the components of non-interest income for the three and six-month periods ended June 30, 2000 and 1999. The amounts listed below for the three and six-month periods include adjustments for the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements) and for non-recurring non-interest income for comparability purposes.


      NON-INTEREST INCOME                                                THREE MONTHS ENDED JUNE 30
      (Amounts in thousands)
                                                                    WESTERN
                                                       TOTAL AREA   KY GROUP    AREA 2000,
                                                          2000        2000       NET (1)       1999        CHANGE
                                                          ----        ----       -------       ----        ------
      Commissions and fees on fiduciary activities      $ 1,507      $  --       $ 1,507      $ 1,367    $    140
      Service charges on deposit accounts                 3,216        532         2,684        2,205         479
      Other service charges, commissions and fees         2,189        111         2,078        1,510         568
      Gains on sales of loans (net)                         151          7           144          334        (190)
      Other income                                          669         53           616          111         505
                                                        -------      -----       -------      -------    --------
          ADJUSTED NON-INTEREST INCOME                    7,732        703         7,029        5,527       1,502
      Non-recurring items:
      Security gains (losses), net                        7,396        (88)        7,484       17,786     (10,302)
      Insurance settlement                                   --         --            --           --          --
      Gain on sale of fixed assets                           --         --            --           --          --
                                                        -------      -----       -------      -------    --------
          TOTAL                                         $15,128      $ 615       $14,513      $23,313    $ (8,800)
                                                        =======      =====       =======      =======    ========


      (1) Excludes Western Kentucky Group. See Note 2 in the accompanying unaudited financial statements.


       NON-INTEREST INCOME                                                SIX MONTHS ENDED JUNE 30
       (Amounts in thousands)
                                                                    WESTERN
                                                       TOTAL AREA  KY GROUP     AREA 2000,
                                                          2000       2000        NET (1)       1999       CHANGE
                                                          ----       ----        -------       ----       ------
      Commissions and fees on fiduciary activities      $ 2,863    $    --       $ 2,863      $ 2,706    $   157
      Service charges on deposit accounts                 5,997        873         5,124        4,371        753
      Other service charges, commissions and fees         4,130        221         3,909        2,834      1,075
      Gains on sales of loans (net)                         273          7           266          759       (493)
      Other income                                        1,491         87         1,404          290      1,114
                                                        -------    -------       -------      -------    -------
          ADJUSTED NON-INTEREST INCOME                   14,754      1,188        13,566       10,960      2,606
      Non-recurring items:
      Security gains (losses), net                       15,604        (82)       15,686       20,383     (4,697)
      Insurance settlement                                   --         --            --          945       (945)
      Gain on sale of fixed assets                          143         --           143           --        143
                                                        -------    -------       -------      -------    -------
          TOTAL                                         $30,501    $ 1,106       $29,395      $32,288    $(2,893)
                                                        =======    =======       =======      =======    =======


      (1) Excludes Western Kentucky Group. See Note 2 in the accompanying unaudited financial statements.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

      NON-INTEREST INCOME (CONTINUED)

      Non-interest income totaled $15,128,000 and $30,501,000 for the three-and six-month periods ended June 30, 2000. These amounts represent decreases of $8,185,000 or 35.1% and $1,787,000 or 5.5%, respectively, when compared to 1999 period totals. Included in the non-interest income totals is $615,000 for the current quarter and $1,106,000 for the current six-month period from the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements), which Area acquired on January 31, 2000. For comparative purposes, non-interest income from the Western Kentucky Group is excluded in the following analysis as a result of the acquisition having been accounted for as a purchase transaction in which the historical financial statements of Area were not restated. Also excluded in the following analysis is $7,396,000 of non-recurring non-interest income during the second quarter of 2000 and $17,786,000 in 1999 as well as $15,747,000 during the first half of 2000 and $21,328,000 in the same period of 1999. Excluding these items, adjusted non-interest income increased $1,502,000 or 27.2% to $7,029,000 from $5,527,000 in the second quarter of 1999 and increased $2,606,000 or 23.8% to $13,566,000 from
      $10,960,000 in the first six months of 2000 compared to the same period in 1999. The following analysis compares adjusted non-interest income (see "Area 2000, Net" column in the table above) which excludes the Western Kentucky Group as well as non-recurring non-interest income in both the second quarter and first six months of 2000 and 1999. Commissions and fees on fiduciary activities increased $140,000 or 10.2% to $1,507,000 in the second quarter of 2000 and $157,000 or 5.8% during the current six-month period largely as a result of successful new business development efforts. Service charges on deposit accounts increased $479,000 or 21.7% to $2,684,000 and $753,000 or 17.2% to $5,124,000 for the three and six months ended June 30, 2000, respectively, when compared to similar period totals in 1999, due primarily to deposit growth in accounts subject to service charges and increases in fees charged. Other service charges, commissions and fees totaled $2,078,000 and $3,909,000 for the second quarter of 2000 and year-to-date periods ended June 30, 2000. The increases were $568,000 or 37.6% and $1,075,000 or 37.9%, respectively, for the three and six-month periods ended June 30, 2000. The increases for the current and year-to-date periods were largely the result of an increase of $403,000 during the current quarter and $645,000 for the year-to-date period in security brokerage commissions earned through the Eifler Group (see Note 2 in the accompanying unaudited financial statements). Gains on the sales of loans decreased $190,000 or 56.9% to $144,000 in the second quarter of 2000 compared to the same period in 1999 and decreased $493,000 or 65.0% to $266,000 in the first half of the year compared to the same period in 1999. Gains on the sales of loans were favorably impacted during the second quarter and first six months of 1999 by lower interest rates and a strong refinancing market. Other income totaled $616,000 during the three months ended June 30, 2000 compared to $111,000 in the second quarter of 1999 and $1,404,000 during the first half of 2000 versus $290,000 in the same period of 1999. These amounts represent increases of $505,000 or 455.0% and $1,114,000 or 384.1% for the second quarter and year-to-date periods, respectively. The increases during the current quarter and year-to-date periods were primarily the result of income earned from the sale of call options related to Area's equity investment portfolio. The amount earned on call options in the current three-month period was $310,000 while the amount earned during the first six months of 2000 was $713,000. The recurrence of this income in the future can not be assured since it depends upon the market value of Area's equity investment portfolio and the value third parties place on the ability to purchase equity securities owned by Area at fixed prices in the future. Security gains (net) totaled $7,484,000 in the current quarter compared to $17,786,000 in the same period of 1999 and $15,686,000 compared to $20,383,000 during the first six months of 2000 and 1999, respectively. These gains on the sale of securities reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

      NON-INTEREST EXPENSES

      The tables on the following page set forth the components of non-interest expenses for the three and six months ended June 30, 2000, and 1999. The amounts listed below for the three-and six-month periods include adjustments for the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements) and non-recurring non-interest expenses for comparability purposes.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

      NON-INTEREST EXPENSES (CONTINUED)



       NON-INTEREST EXPENSES                                    THREE MONTHS ENDED JUNE 30
       (Amounts in thousands)
                                                            WESTERN
                                               TOTAL AREA   KY GROUP    AREA 2000
                                                  2000        2000       NET (1)       1999         CHANGE
                                                  ----        ----       -------       ----         ------
       Salaries and employee benefits           $10,128      $  921      $ 9,207      $ 8,546      $   661
       Net occupancy expenses                     1,513          56        1,457        1,322          135
       Furniture and equipment expense            1,821         258        1,563        1,567           (4)
       Federal deposit insurance                    104           3          101           69           32
       Data processing expense                    1,449         185        1,264        1,366         (102)
       Advertising and community relations          959          91          868          903          (35)
       Insurance and taxes                        1,106         152          954          716          238
       Professional fees                          1,486          75        1,411          569          842
       Amortization of intangibles                2,235       1,277          958          861           97
       Other                                      2,731         204        2,527        2,482           45
                                                -------      ------      -------      -------      -------
            ADJUSTED NON-INTEREST EXPENSES       23,532       3,222       20,310       18,401        1,909
       Non-recurring items:
       Merger and acquisition expense                --          --           --           --           --
                                                -------      ------      -------      -------      -------
            TOTAL                               $23,532      $3,222      $20,310      $18,401      $ 1,909
                                                =======      ======      =======      =======      =======


       (1) Excludes Western Kentucky Group. See Note 2 in the accompanying unaudited financial statements.


       NON-INTEREST EXPENSES                                      SIX MONTHS ENDED JUNE 30
       (Amounts in thousands)
                                                             WESTERN
                                               TOTAL AREA   KY GROUP    AREA 2000,
                                                 2000         2000       NET (1)       1999         CHANGE
                                                 ----         ----       -------       ----         ------
       Salaries and employee benefits           $20,027      $1,626      $18,401      $17,572      $   829
       Net occupancy expenses                     2,884         120        2,764        2,605          159
       Furniture and equipment expense            3,468         386        3,082        3,057           25
       Federal deposit insurance                    182          17          165          137           28
       Data processing expense                    2,947         485        2,462        2,614         (152)
       Advertising and community relations        1,709         149        1,560        1,670         (110)
       Insurance and taxes                        2,157         258        1,899        1,268          631
       Professional fees                          2,883         283        2,600        1,221        1,379
       Amortization of intangibles                3,473       1,556        1,917        1,737          180
       Other                                      5,150         418        4,732        4,491          241
                                                -------      ------      -------      -------      -------
            ADJUSTED NON-INTEREST EXPENSES       44,880       5,298       39,582       36,372        3,210
       Non-recurring items:
       Merger and acquisition expense               382          --          382          320           62
                                                -------      ------      -------      -------      -------
            TOTAL                               $45,262      $5,298      $39,964      $36,692      $ 3,272
                                                =======      ======      =======      =======      =======


       (1) Excludes Western Kentucky Group. See Note 2 in the accompanying unaudited financial statements.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

      NON-INTEREST EXPENSES (CONTINUED)

      Non-interest expenses totaled $23,532,000 and $45,262,000 for the three and six-month periods ended June 30, 2000. These amounts represent increases of $5,131,000 or 27.9% and $8,570,000 or 23.4%, respectively, when compared to 1999 period totals. Included in the non-interest expense totals is $3,222,000 for the current quarter and $5,298,000 for the current six-month period from the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements), which Area acquired on January 31, 2000. For comparative purposes, non-interest expenses from the Western Kentucky Group is excluded in the following analysis as a result of the acquisition having been accounted for as a purchase transaction in which the historical financial statements of Area were not restated. Also excluded in the following analysis is $382,000 of merger and acquisition expenses in 2000 and $320,000 in 1999. Excluding these items, adjusted non-interest expenses increased $1,909,000 or 10.4% to $20,310,000 from $18,401,000 in the second quarter of 1999 and increased $3,210,000 or 8.8% to $39,582,000 in the first six months of 2000 compared to $36,372,000 during the same period in 1999. The following analysis compares adjusted non-interest expenses which exclude the Western Kentucky Group as well as merger and acquisition expenses in both the second quarter and first six months of 2000 and 1999. Salaries and benefits increased $661,000 or 7.7% to $9,207,000 in the second quarter of 2000 and $829,000 or 4.7% during the current six-month period largely as a result of merit increases and the addition of staff that will be required to implement the consolidation of operations as more fully discussed in Item 2 "General". Net occupancy expenses increased $135,000 or 10.2% to $1,457,000 and $159,000 or 6.1% to
      $2,764,000, respectively, for the three-and six-month periods ended June 30, 2000, when compared to similar period totals in 1999, due primarily to expenses related to the modernization of several facilities. Furniture and equipment expenses totaled $1,563,000 and $3,082,000 during the second quarter of 2000 and year-to-date periods ended June 30, 2000. The current quarter reflected a decrease of $4,000 or 0.3% while the year-to-date period increased $25,000 or 0.8%. Data processing expenses totaled $1,264,000 during the current quarter compared to $1,366,000 in the same period in 1999 and totaled $2,462,000 during the six months ended June 30, 2000 versus $2,614,000 during the first half of 1999. The decreases, $102,000 or 7.5% and $152,000 or 5.8% for the quarter and year-to-date periods reflected a reduced level of expenses associated with modifying computer application systems for Year 2000. Advertising and community relations expense declined $35,000 or 3.9% to $868,000 during the current quarter and $110,000 or 6.6% to $1,560,000 during the six months ended June 30, 2000 when compared to the same periods in 1999. Decreases in customer relations expense accounted for the majority of the decline for both the current period and year-to-date periods. Insurance and taxes totaled $954,000 during the current quarter compared to $716,000 during the same period in 1999 and totaled $1,899,000 in the current six-month period ended June 30, 2000 versus to $1,268,000 during the first half of 1999. The increases were $238,000 or 33.2% and $631,000 or 49.8% for the three-month and six-month periods ended June 30, 2000 compared to the similar periods in 1999. The increases were primarily the result of increased state taxes on Area's banks. Professional fees increased $842,000 or 148.0% and $1,379,000 or 112.9% during the current quarter and year-to-date periods compared to similar periods in 1999. The increases during both the current quarter and year-to-date periods were the result of acquisition activities as discussed in Note 2 in the accompanying unaudited financial statements and professional fees incurred in Area's consolidation of its operations (see Item 2, "General"). Other non-interest expenses totaled $2,527,000 during the current quarter compared to $2,482,000 for the same period in 1999 and totaled $4,732,000 during the six months ended June 30, 2000 compared to $4,491,000 in the same period in 1999. The current quarter reflected an increase of $45,000 or 1.8% and the year-to-date period reflected an increase of $241,000 or 5.4%. The year-to-date period increase was largely the result of increases in correspondent bank charges, Federal Reserve service charges, other miscellaneous losses and office supplies.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

      INCOME TAX EXPENSE

      Income tax expense totaled $6,499,000 and $11,622,000 for the three-and six-month periods ended June 30, 2000 compared to $8,846,000 and $11,823,000 during the same periods in 1999. Included with income tax expense for the current six-month period are book tax benefits totaling $1,279,000 in 2000 and $330,000 in 1999. These book tax benefits are the result of converting acquired banks from "S" corporation tax status to "C" corporation tax status. Income tax expense, excluding these benefits, totaled $12,901,000 during the first six months of 2000 and $12,153,000 in the same period of 1999. The reduced level of income tax expense for the current three-month period was the result a reduced level of pre-tax income. The effective tax rate was 35.7% and 32.1% (35.6% excluding the benefit discussed above) during the three-and six-month periods ended June 30, 2000 compared to 33.6% and 31.4% (32.3% excluding the benefit discussed above) during the same periods of 1999. The effective tax rate differs from the marginal income tax rate of 35% in both 2000 and 1999 due primarily to the effects of tax exempt interest and goodwill amortization. The increase in the effective income tax rate during 2000 is largely attributable to an increase in goodwill amortization and an increase in the amount of state taxes on security gains.

B.    FINANCIAL POSITION

      Total assets increased $394,119,000 or 16.8% to $2,734,640,000 from
      December 31, 1999. Excluding the acquisition of the Western Kentucky Group, which added $383,349,000 in assets (see Note 2 in the accompanying unaudited financial statements), assets increased approximately $10,770,000 or 0.5% from year-end. Assets averaged $2,719,521,000 in the quarter ended June 30, 2000 compared to $2,242,668,000 during the same period in 1999. The growth in average assets from the quarter ended June 30, 1999 to the quarter ended June 30, 2000 was $476,853,000 or 21.3%.
      This growth was largely the result of the acquisition of the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements). Earning assets totaled $2,488,140,000 on June 30, 2000, an increase of $349,336,000 or 16.3% over December 31, 1999 earning assets which totaled $2,138,804,000. Excluding earning assets acquired as a result of the acquisition of the Western Kentucky Group, earning assets increased $912,000 or 0.04% from December 31, 1999 to June 30, 2000.

      SHORT-TERM INVESTMENTS AND SECURITIES

      Short-term investments, which include interest-bearing deposits with banks and federal funds sold, totaled $4,947,000 on June 30, 2000, a decrease of $1,063,000 from year-end balances.

      Securities represented 22.2% of earning assets on June 30, 2000 and totaled $551,161,000 on June 30, 2000, an increase of $58,445,000 or 11.9%
      from $492,716,000 on December 31, 1999. Excluding $101,144,000 of
      securities added as a result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unaudited financial statements), the securities portfolio decreased $42,699,000 or 8.7% from December 31, 1999. The cash obtained as a result of the reduction in the securities portfolio was used to fund loans. The held-to-maturity and available-for-sale portfolios as of June 30, 2000 consisted of 31.3% in U.S. and other government agency securities, 29.2% in mortgage-backed securities, 32.8% in state and municipal securities and 6.7% in equity and other securities. The comparable distributions at December 31, 1999 were 41.5%, 14.6%, 31.0% and 12.9%, respectively.

      LOANS

      Loans, including loans held for sale increased $291,954,000 or 17.8% to $1,932,032,000 during the three months ended June 30, 2000 from $1,640,078,000 on December 31, 1999. Excluding the acquisition of the Western Kentucky Group which added $220,030,000 of loans (see Note 2 to the accompanying unaudited financial statements), loans increased $71,924,000 or 4.4% during the first six months of 2000. Loans, including loans held for sale, represent the largest category of earning assets, comprising 77.6% of earning assets as of June 30, 2000, 76.7% as of December 31, 1999 and 74.1% as of June 30, 1999.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

      LOANS (CONTINUED)

      The following table presents the major categories of loans including loans held for sale:


      (Amounts in thousands)                    JUNE 30     DECEMBER 31     JUNE 30
                                                 2000          1999           1999
                                                 ----          ----           ----
      Commercial                             $   705,962   $    580,521    $ 549,382
      Real estate                                965,496        820,995      760,754
      Consumer installment and other loans       260,574        238,562      221,409
                                             -----------    -----------   ----------
      TOTAL                                  $ 1,932,032    $ 1,640,078   $1,531,545
                                             ===========    ===========   ==========

      DEPOSITS

      Deposits totaled $2,055,218,000 on June 30, 2000, an increase of $343,436,000 or 20.1% from $1,711,782,000 on December 31, 1999. Excluding
      $327,969,000 of deposits acquired as a result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unaudited financial statements) deposits grew $15,467,000 or 0.9% from December 31, 1999 to June 30, 2000. Non-interest bearing deposits (excluding $55,790,000 of deposits acquired through the acquisition of the Western Kentucky Group) declined $10,106,000 or 3.8% from December 31, 1999. The decrease in non-interest bearing deposits from year-end totals was partially the result of customers' desire to minimize their non-interest bearing deposits. Interest-bearing deposits (excluding $272,179,000 deposits acquired through the acquisition of the Western Kentucky Group) increased $25,573,000 or 1.8%. Average deposits increased $300,730,000 or 17.1% to
      $2,055,066,000 in the three months ended June 30, 2000 compared to the same period in 1999 while increasing $203,404,000 or 11.5% to $1,973,988,000 in the first half of 2000 compared to the same period of 1999. These increases were largely the result of the acquisition of the Western Kentucky Group (see Note 2).

      The following table summarizes the composition of deposits as of March 31, 2000, December 31, 1999 and March 31, 1999:


      (Amounts in thousands)                     JUNE 30     DECEMBER 31     JUNE 30
                                                   2000         1999           1999
                                                   ----         ----           ----
                  .
      Non-interest bearing demand              $   310,635   $   264,951   $   238,148
      Interest bearing deposits:
         Interest bearing demand                   315,345       294,705       290,946
         Savings                                   434,514       397,927       404,074
         Certificates of deposit of $100,000
           or more                                 192,317       180,964       155,202
         Other time                                802,407       573,235       635,282
                                               -----------   -----------   -----------
            Total interest bearing deposits      1,744,583     1,446,831     1,485,504
                                               -----------   -----------   -----------
            TOTAL DEPOSITS                     $ 2,055,218   $ 1,711,782   $ 1,723,652
                                               ===========   ===========   ===========


      BORROWED FUNDS

      Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings increased by $45,921,000 or 13.6% to $383,970,000 from $338,049,000 on December 31,
      1999. Excluding $62,095,000 of borrowed funds added as a result of the acquisition of the Western Kentucky Group (see Note 2 in the accompanying unaudited financial statements) borrowed funds declined $16,174,000 or 4.8%.

      Other borrowings increased from $135,000 on December 31, 1999 to $62,125,000 on June 30, 2000. This increase was largely the result of funds borrowed for the acquisition of the Western Kentucky Group. Area initially borrowed $75,000,000 on January 31, 2000 (the date of acquisition) for the acquisition.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

      CAPITAL RESOURCES

      Shareholders' equity totaled $272,003,000 at June 30, 2000, an increase of $5,039,000 or 1.9% from $266,964,000 on December 31, 1999. In addition, a decrease totaling $13,340,000 or 54.4% to $11,182,000 in accumulated other comprehensive income negatively impacted shareholders' equity. This decrease in accumulated other comprehensive income occurred primarily as a result of the sale of available for sale securities and a rise in interest rates during the six months ended June 30, 2000 which caused a decrease in the value of Area's fixed income investment securities.

      The shareholders' equity-to-asset ratio was 9.95% at June 30, 2000 compared to 11.41% on December 31, 1999. The decrease was largely the result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unaudited financial statements) which added approximately $383,349,000 of assets.

      Book value per share was $16.67, $16.17 and $15.93 at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

      During the second quarter of 2000, Area repurchased 46,700 shares of its common stock in the open market at an average price of $19.99 per share, bringing the total for the first six months of 2000 to 206,629 shares at an average price of $22.00. All of these shares were repurchased under the 5% repurchase plan announced on August 26, 1999.

      A summary of the regulatory capital ratios is shown below:

                                                                            REGULATORY CAPITAL REQUIREMENTS
                                              JUNE 30       DECEMBER 31         WELL           MINIMUM
                                               2000            1999          CAPITALIZED       REQUIRED
                                               ----            ----          -----------       --------
      Leverage Ratio                           6.84%           9.32%            5.00%           4.00%
      Tier I Risk Based Capital Ratio         10.08%          12.60%            6.00%           4.00%
      Total Risk Based Capital Ratio          11.32%          13.86%           10.00%           8.00%


      The decrease in the regulatory capital ratios from December 31, 1999 to June 30, 2000 was the result of the purchase of the Western Kentucky Group that resulted in the addition of $383,349,000 of assets and $34,228,000 of intangible assets.

      ASSET QUALITY

      At June 30, 2000, the allowance for loan losses was $27,456,000 or 1.43% of period-end loans, as compared to $23,055,000 or 1.41% of loans at December 31, 1999. The ratio of the allowance for loan losses to under-performing assets decreased to 360.2% as of June 30, 2000 compared with 1,015.2% at December 31, 1999 and 1,374.2% on June 30, 1999 as a
      result of an increase in under-performing assets. Under-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Under-performing assets totaled $7,622,000 on June 30, 2000 compared to $2,271,000 on December 31, 1999. The increase was $5,351,000. Of this increase, approximately $3,267,000 was added as a result of the acquisition of the Western Kentucky Group (see note 2 to the accompanying unaudited financial statements). Currently, year-to-date net charge-offs (loan charge-offs less recoveries) are at 0.06% (annualized) of average year-to-date loans compared to 0.04% (annualized) during the same period in 1999. This ratio is at an historical low level and there can be no assurance that net charge-offs will not increase in the future.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

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

      The following schedule shows the dollar amount of assets at June 30, 2000, December 31, 1999 and June 30, 1999, represented by nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing and other real estate owned:


      (In thousands)                                               JUNE 30      DECEMBER 31    JUNE 30
                                                                    2000           1999          1999
                                                                    ----           ----          ----
      Nonaccrual loans                                             $ 3,171       $ 1,078       $   695
      Loans contractually past due 90 days or more as to
           interest or principal and still accruing                  3,773           990         1,019
                                                                   -------       -------       -------
           TOTAL UNDER-PERFORMING AND RESTRUCTURED LOANS             6,944         2,068         1,714
      Other real estate owned                                          678           203         1,509
                                                                   -------       -------       -------
           TOTAL UNDER-PERFORMING ASSETS                           $ 7,622       $ 2,271       $ 3,223
                                                                   =======       =======       =======



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

      As of June 30, 2000, 75.2% of total assets were funded by core deposits while 14.0% were funded with secondary sources of liquidity discussed above, compared to 73.1% and 14.4%, respectively, as of December 31, 1999.

      The net loan-to-deposit ratio decreased from 94.0% on December 31, 1999 to 92.3% on June 30, 2000 primarily as a result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unadudited financial statements). The Western Kentucky Group had a net loan-to-deposit ratio of 65.8% on the date of acquisition.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             JUNE 30, 2000 AND 1999

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

         INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
         (In thousands, except per share data)

                                                                     CHANGE IN INTEREST RATES FROM JUNE 30, 2000 RATES
                                                                          INCREASE                       DECREASE
                                                                          --------                       --------
                                                                    +200BP         +100BP        -100BP          -200BP
                                                                    ------         ------        ------          ------
         SIMULATED IMPACT IN THE NEXT 12 MONTHS
         Net income increase (decrease)                             $2,887         $2,041       $(2,107)        $(4,551)
         Net income per share-basic increase (decrease)               0.18           0.12         (0.13)          (0.28)
         Net income per share-diluted increase (decrease)             0.17           0.12         (0.13)          (0.28)


         Given an immediate and sustained parallel shift upward of 200 basis points to the yield curve used in the simulation model, it is estimated that net income for Area would increase by $2,887,000 over the next year. Estimated diluted earnings per share would increase by $0.17 over the same period. A 200 basis point immediate and sustained parallel shift downward in the yield curve would decrease net income by an estimated $4,551,000 over the next year while decreasing diluted earnings per share $0.28. All of the above changes in net income are within the policy guidelines established by the Board of Directors.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             JUNE 30, 2000 AND 1999

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings
                  Not applicable.

         Item 2.  Changes in Securities
                  Not applicable.

         Item 3.  Defaults Upon Senior Securities
                  Not applicable.

         Item 4.  Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders was held on May 15, 2000. Total shares that were eligible to vote were 16,339,552. The matters that were voted upon included the following:


                  PROPOSAL ONE: ELECTION OF DIRECTORS

                  NAME                             VOTED FOR        VOTED AGAINST    ABSTAINED FROM VOTING
                  ----                             ---------        -------------    ---------------------
                  Anthony G. Bittel                13,163,757           --                   54,778
                  Samuel A. B. Boone               13,182,284           --                   36,251
                  Thomas R. Brumley                13,182,284           --                   36,251
                  Cecile W. Garmon                 13,182,284           --                   36,251
                  C. M. Gatton                     13,182,284           --                   36,251
                  Gary H. Latham                   13,182,284           --                   36,251
                  Raymond C. McKinney              13,182,284           --                   36,251
                  Ralph L. Oliver                  13,182,142           --                   36,393
                  Allan R. Rhodes                  13,164,707           --                   53,828
                  Jim R. Shelby                    13,182,284           --                   36,251
                  David W. Smith, Jr.              13,181,934           --                   36,601
                  Thomas N. Thompson               13,182,284           --                   36,251
                  Damon S. Vitale                  13,182,284           --                   36,451
                  Pollard White                    13,164,829           --                   53,706


                  PROPOSAL TWO: APPROVAL OF THE 2000 STOCK OPTION AND EQUITY
                  INCENTIVE PLAN
                                                  VOTED FOR        VOTED AGAINST     ABSTAINED FROM VOTING
                                                  ---------        -------------     ---------------------
                                                  12,246,409         877,782                 94,344


                  PROPOSAL THREE: RATIFICATION OF KPMG AS CORPORATE AUDITORS FOR
                  THE 2000 CALENDAR YEAR

                                                  VOTED FOR        VOTED AGAINST     ABSTAINED FROM VOTING
                                                  ---------        -------------     ---------------------
                                                  13,171,392          10,667                 36,476


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

         Item 5.  Other Information
                  Not applicable.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             JUNE 30, 2000 AND 1999

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             JUNE 30, 2000 AND 1999

         Item 6.  Exhibits and Reports on Form 8-K (continued)


           (a) Exhibit No.              Description of Exhibit
           ---------------              ----------------------
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

           10.17*   Area Bancshares Corporation 2000 Stock Option and Equity
                    Incentive Plan, dated March 20, 2000 (Incorporated by reference to the exhibit filed with Area's Proxy Statement
                    (Schedule 14A) for the shareholders' meeting held on May 15, 2000.)

           10.18*   Form of Incentive Stock Option Award pursuant to the Area
                    Bancshares Corporation 2000 Stock Option and Equity Incentive
                    Plan.

           10.19*   Form of Non-Qualified Stock Option Award pursuant to the Area
                    Bancshares Corporation 2000 Stock Option and Equity Incentive
                    Plan.

           10.20*   Form of Area Bancshares Corporation Restricted Stock Agreement
                    (under the Area Bancshares Corporation 2000 Stock Option and
                    Equity Incentive Plan.)

                    *The indicated exhibit is a compensatory plan or arrangement.

           27.1     Financial Data Schedule (for SEC use only)


           (b)      Reports on Form 8-K. None.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                             JUNE 30, 2000 AND 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AREA BANCSHARES CORPORATION

Date: August 11, 2000                     By: /s/ Thomas R. Brumley
      ------------------------               -----------------------------------
                                                  Thomas R. Brumley
                                                  President and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)



Date: August 11, 2000                     By: /s/ Edward J. Vega
      -----------------------                -----------------------------------
                                                  Edward J. Vega
                                                  Senior Vice President-Chief
                                                  Financial Officer
                                                  (Principal Financial Officer)



Date: August 11, 2000                     By: /s/ Gary R. White
      -----------------------                 ----------------------------------
                                                  Gary R. White
                                                  Vice President, Controller
                                                  (Principal Accounting Officer)