Form 10-Q
period 2000-09-30
AREA BANCSHARES CORP
filed 2000-11-14
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 2000

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

                  Class:  Common stock
                  No Par Value
                  Shares Outstanding: As of October 31, 2000: 16,210,343

                           AREA BANCSHARES CORPORATION

                                TABLE OF CONTENTS

                                                                                                    PAGE NUMBER
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                                                                        3

              Unaudited consolidated balance sheets, September 30, 2000, December 31, 1999                3
              and September 30, 1999

              Unaudited consolidated statements of income, three and nine months ended                    4
              September 30, 2000 and 1999

              Unaudited consolidated statements of comprehensive income, three and nine months ended
              September 30, 2000 and 1999                                                                 5

              Unaudited consolidated statements of shareholders' equity, year ended December 31,
              1999 and nine months ended September 30, 2000                                               6

              Unaudited consolidated statements of cash flows for the nine months ended
              September 30, 2000 and 1999                                                                 7

              Notes to unaudited consolidated financial statements                                        9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      14

              Results of operations                                                                      15

              Financial position                                                                         25

              Liquidity                                                                                  28

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 29

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                          30

     Item 2.  Changes in Securities                                                                      30

     Item 3.  Defaults Upon Senior Securities                                                            30

     Item 4.  Submission of Matters to a Vote of Security Holders                                        30

     Item 5.  Other Information                                                                          30

     Item 6.  Exhibits and Reports on Form 8-K                                                           30

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             SEPTEMBER 30    DECEMBER 31   SEPTEMBER 30
                                                                                  2000          1999           1999
                                                                              -----------    -----------    -----------
ASSETS
Cash and due from banks                                                       $   109,691    $    98,598    $    73,589
Interest bearing deposits with banks                                                5,002          6,010          5,384
Federal funds sold                                                                    778             --             --
Securities:
     Available for sale (amortized cost of $373,546, $325,884 and $317,869)       393,626        363,627        352,943
     Held to maturity (fair value of $155,202, $129,028, and $130,341)            153,219        129,089        129,155
                                                                              -----------    -----------    -----------
          TOTAL SECURITIES                                                        546,845        492,716        482,098
                                                                              -----------    -----------    -----------
Mortgage loans held for sale                                                        7,338          8,682          8,871

Loans, net of unearned discount                                                 1,929,777      1,631,396      1,588,399
     Less allowance for loan losses                                                27,706         23,055         23,499
                                                                              -----------    -----------    -----------
          NET LOANS                                                             1,902,071      1,608,341      1,564,900
                                                                              -----------    -----------    -----------

Premises and equipment, net                                                        50,398         44,986         44,496
Goodwill and other intangible assets                                               65,700         32,969         33,929
Other assets                                                                       58,878         48,219         48,200
                                                                              -----------    -----------    -----------
          TOTAL ASSETS                                                        $ 2,746,701    $ 2,340,521    $ 2,261,467
                                                                              ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing                                                       $   308,537    $   264,951    $   241,440
   Interest-bearing                                                             1,767,814      1,446,831      1,435,802
                                                                              -----------    -----------    -----------
          TOTAL DEPOSITS                                                        2,076,351      1,711,782      1,677,242
                                                                              -----------    -----------    -----------
Federal funds purchased                                                            34,038         74,362         78,001
Securities sold under agreements to repurchase                                    115,230        118,408        117,920
Notes payable to the U.S. Treasury                                                 15,005         14,934         22,878
Advances from the Federal Home Loan Bank                                          132,976        130,210         78,883
Other borrowings                                                                   70,109            135            257
Accrued expenses and other liabilities                                             25,287         23,726         23,010
                                                                              -----------    -----------    -----------
          TOTAL LIABILITIES                                                     2,468,996      2,073,557      1,998,191
                                                                              -----------    -----------    -----------
          SHAREHOLDERS' EQUITY

Preferred stock, no par value; authorized 500,000 shares; none issued                                 --             --
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding September 30, 2000, 16,320,712 December 31, 1999,
     16,512,809 and September 30, 1999, 16,586,474                                 28,113         28,449         28,460
Paid-in capital                                                                    35,632         35,632         36,687
Retained earnings                                                                 201,430        178,911        176,100
Deferred compensation on restricted stock                                            (330)          (455)          (538)
ESOP and MRP loan obligations                                                         (95)           (95)          (216)
Accumulated other comprehensive income                                             12,955         24,522         22,783
                                                                              -----------    -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY                                              277,705        266,964        263,276

Commitments and contingent liabilities
                                                                              -----------    -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 2,746,701    $ 2,340,521    $ 2,261,467
                                                                              ===========    ===========    ===========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30          SEPTEMBER 30
                                                            2000      1999       2000       1999
                                                           -------   -------   --------   --------
Interest Income:
     Loans, including fees                                 $44,723   $33,273   $126,428   $ 96,146
     Interest bearing deposits with banks                       60        84        245        276
     Federal funds sold                                         27        21         43        986
     Taxable securities                                      6,032     4,792     17,975     14,327
     Tax exempt securities                                   2,421     1,997      7,070      5,921
                                                           -------   -------   --------   --------
          TOTAL INTEREST INCOME                             53,263    40,167    151,761    117,656
                                                           -------   -------   --------   --------
Interest expense:
     Interest on deposits                                   20,447    14,274     56,476     44,838
     Interest on borrowings                                  5,384     3,081     16,249      7,647
                                                           -------   -------   --------   --------
          TOTAL INTEREST EXPENSE                            25,831    17,355     72,725     52,485
                                                           -------   -------   --------   --------
          NET INTEREST INCOME                               27,432    22,812     79,036     65,171

Provision for loan losses                                      588       145      1,224        501
                                                           -------   -------   --------   --------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    26,844    22,667     77,812     64,670
                                                           -------   -------   --------   --------
Non-interest income:
     Commissions and fees on fiduciary activities            1,511     1,377      4,374      4,083
     Service charges on deposit accounts                     3,457     2,467      9,454      6,838
     Other service charges, commissions and fees             1,843     1,524      5,973      4,358
     Security gains (losses), net                               --       896     15,604     21,279
     Gains on sales of loans, net                              204       256        477      1,015
     Other non-interest income                                 283       193      1,917      1,428
                                                           -------   -------   --------   --------
          TOTAL NON-INTEREST INCOME                          7,298     6,713     37,799     39,001
                                                           -------   -------   --------   --------
Non-interest expenses:
     Salaries and employee benefits                         10,599     8,621     30,626     26,257
     Net occupancy expense                                   1,634     1,416      4,518      4,021
     Furniture and equipment expense                         1,771     1,504      5,239      4,561
     Federal deposit insurance                                 109        83        291        220
     Data processing expense                                 1,890     1,176      4,837      4,046
     Other non-interest expenses                             8,763     5,472     24,517     15,859
                                                           -------   -------   --------   --------
          TOTAL NON-INTEREST EXPENSES                       24,766    18,272     70,028     54,964
                                                           -------   -------   --------   --------
       Income before income tax expense                      9,376    11,108     45,583     48,707
Income tax expense                                           2,703     3,354     15,604     15,177
                                                           =======   =======   ========   ========
          NET INCOME                                       $ 6,673   $ 7,754   $ 29,979   $ 33,530
                                                           =======   =======   ========   ========

Per common share:
     Net income-basic                                      $  0.41   $  0.46   $   1.83   $   1.98
               -diluted                                    $  0.41   $  0.45   $   1.82   $   1.96
     Cash dividends                                        $  0.06   $  0.05   $  0.175   $  0.145


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                                   2000          1999
                                                                                 --------      --------
Net income                                                                       $  6,673      $  7,754

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period              1,773        (3,669)
           Less reclassification adjustment for gains included in net income           --           582
                                                                                 --------      --------
Other comprehensive income (loss)                                                   1,773        (4,251)
                                                                                 --------      --------
COMPREHENSIVE INCOME                                                             $  8,446      $  3,503
                                                                                 ========      ========


                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                                   2000          1999
                                                                                 --------      --------
Net income                                                                       $ 29,979      $ 33,530

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period             (2,594)        5,076
           Less reclassification adjustment for gains included in net income        8,973        13,831
                                                                                 --------      --------
Other comprehensive income (loss)                                                 (11,567)       (8,755)
                                                                                 --------      --------
COMPREHENSIVE INCOME                                                             $ 18,412      $ 24,775
                                                                                 ========      ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      YEAR ENDED DECEMBER 31, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                    COMMON        COMMON    PAID-IN   RETAINED    DEFERRED     ESOP AND    ACCUMULATED      TOTAL
                                    STOCK-        STOCK-    CAPITAL   EARNINGS  COMPENSATION   MRP LOAN       OTHER
                                    SHARES        AMOUNT                             ON       OBLIGATIONS  COMPREHENSIVE
                                                                                 RESTRICTED                   INCOME
                                                                                   STOCK
                                   ----------   --------   -------   ---------    ------      -----------  -------------  ---------
Balance, December 31, 1998         15,669,729   $ 24,397   $35,632   $ 147,474    $ (612)        $(216)       $31,538     $ 238,213
Net income                                                              38,259                                               38,259
Common stock issued in merger       1,299,969      4,845                 8,784                                               13,629
Cash dividends declared ($0.20
  per share)                                                            (3,355)                                              (3,355)
Repurchase of common stock           (564,994)      (979)              (13,468)                                             (14,447)
Stock options exercised,
  including tax benefits              110,832        190                 1,270                                                1,460
Amortization of deferred
  compensation on restricted stock                                                   100                                        100
Net restricted stock forfeited         (2,727)        (4)                  (53)       57                                         --
Repayment of ESOP loan obligations                                                                 121                          121
Change in other comprehensive
  income (loss), net of tax                                                                                    (7,016)       (7,016)
                                   ----------   --------   -------   ---------    ------         -----        -------     ---------
Balance, December 31, 1999         16,512,809     28,449    35,632     178,911      (455)          (95)        24,522       266,964

Net income                                                              29,979                                               29,979
Cash dividends declared ($0.175
  per share)                                                            (2,857)                                              (2,857)
Repurchase of common stock           (392,237)      (677)               (7,580)                                              (8,257)
Stock options exercised,
  including tax benefits              201,490        344                 2,996                                                3,340
Amortization of deferred
  compensation on restricted stock                                                   103                                        103
Restricted stock forfeitures           (1,350)        (3)                  (19)       22                                         --
Change in other comprehensive
  income (loss), net of tax                                                                                   (11,567)      (11,567)
                                   ----------   --------   -------   ---------    ------         -----        -------     ---------
Balance, September 30, 2000        16,320,712   $ 28,113   $35,632   $ 201,430    $ (330)        $ (95)       $12,955     $ 277,705
                                   ==========   ========   =======   =========    ======         =====        =======     =========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               2000         1999
                                                                            ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                              $  29,979    $  33,530
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                                   1,224          501
     Depreciation, amortization and accretion, net                              10,682        5,240
     Gain on sales of securities and loans, net                                (16,081)     (22,294)
     Gain on sales of other real estate owned                                      (36)         (14)
     Gain on disposals of equipment                                               (148)         (45)
     Deferred income taxes                                                       1,155       (3,717)
     Purchases of mortgage loans held for sale                                  (3,701)     (89,487)
     Proceeds from sales of mortgage loans held for sale                        36,169       95,391
     Other, net                                                                 (3,722)       3,700
                                                                             ---------    ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                             55,521       22,805
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease in interest bearing deposits with banks                            1,008        3,050
     Proceeds from sales of securities available for sale                      102,545          403
     Proceeds from sales of securities held to maturity                             --           --
     Proceeds from maturities of securities available for sale                 102,677      281,589
     Proceeds from maturities of securities held to maturity                     8,067       29,556
     Calls of securities available for sale                                         --        4,788
     Calls of securities held to maturity                                          581          339
     Purchases of securities available for sale                               (160,594)    (287,286)
     Purchases of securities held to maturity                                   (8,193)     (14,345)
     Decrease in federal funds sold and securities
        purchased under agreements to resell                                    26,472       36,128
     Loans originated, net of principal collected on loans                    (110,857)     (76,621)
     Purchases of premises and equipment, net                                   (3,576)      (5,652)
     Cash and cash equivalents from acquisitions                                    --        7,249
     Purchase of banks, net of cash and due from banks                         (52,563)          --
     Proceeds from sale of property, plant and equipment                           294           --
     Proceeds from sales of other real estate owned                                276          885
                                                                             ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES                                (93,863)     (19,917)
                                                                             ---------    ---------



                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                               2000         1999
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in deposits                                         $  36,600    $(160,821)
     Increase (decrease) in federal funds purchased                            (41,294)      76,894
     Increase (decrease) in securities sold under agreements to repurchase      (3,178)       4,429
     Increase in notes payable to the U.S. Treasury                                 71       21,824
     Increase (decrease) in advances from the Federal Home Loan Bank            (4,964)      35,748
     Increase (decrease) in other borrowings                                    69,974      (15,558)
     Proceeds from issuance of common stock and stock options exercised          3,340          398
     Repurchase of common stock                                                 (8,257)     (12,421)
     Cash dividends paid                                                        (2,857)      (2,446)
                                                                             ---------    ---------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   49,435      (51,953)
                                                                             ---------    ---------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                  11,093      (49,065)
CASH AND DUE FROM BANKS, JANUARY 1                                              98,598      122,654
                                                                             ---------    ---------
CASH AND DUE FROM BANKS, SEPTEMBER 30                                        $ 109,691    $  73,589
                                                                             =========    =========
Cash flow information:
     Income tax payments                                                     $  13,300    $  13,300
     Interest payments                                                          70,253       52,758
Non-cash transactions:
     Loans transferred to other assets                                             473        1,132




SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

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

         The accounting and reporting policies of Area Bancshares Corporation ("Area") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Area and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A full description of significant accounting policies as well as a complete set of footnotes is presented in the 1999 annual report to shareholders.

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

NOTE 2.  BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS)

         On January 4, 1999, Area merged with Peoples Bancorp of Winchester, which is headquartered in Winchester, Kentucky. Peoples Bancorp of Winchester had total assets of $165.00 million, loans of $99.22 million and deposits of $146.20 million. Peoples Bancorp of Winchester was a one-bank holding company for Peoples Commercial Bank. Area issued approximately 1.30 million shares of its common stock in conjunction with the merger. This acquisition was accounted for as a pooling-of-interests; however, due to the relative size of Peoples Bancorp of Winchester's financial condition and results of operations to those of Area, the historical financial statements of Area have not been restated to reflect this combination.

         On October 4, 1999 Area and The Eifler Group announced the signing of definitive agreements providing for the cash purchase of The Eifler Group's investment business. Under terms of the agreements, The Eifler Group became part of Area Services, Inc., a wholly owned subsidiary of Area during the fourth quarter of 1999. The Eifler Group manages Area's non-deposit investment product line under the name Area Investment Services.

         On January 31, 2000 Area acquired Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky ("Western Kentucky Group"). Area paid $77.75 million in cash for these banking companies. On January 31, 2000, total assets of these four affiliated banking companies were $383.35 million, total loans were $220.03 million, total deposits were $327.97 million and total capital was $43.97 million. The transaction was accounted for as a purchase transaction; accordingly, the results of operations of these banks have been included in the unaudited consolidated financial statements since the date of acquisition. In conjunction with the acquisition, approximately $32.95 million of intangibles were recorded and are being amortized over a 10 to 20-year period.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

NOTE 2.  BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS) CONTINUED

         The following is a summary unaudited balance sheet as of January 31, 2000, the date of acquisition, for the Western Kentucky Group:

                           WESTERN KENTUCKY GROUP (1)
                              SUMMARY BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                               JANUARY 31
                                                                  2000
            ASSETS

            Cash and due from banks                             $ 25,237
            Federal funds sold                                    27,250

            Investment securities                                101,144

            Loans, net of unearned discount                      220,030
                 Less allowance for loan losses                    4,368
                                                                --------
                      Net loans                                  215,661
            Other assets                                          14,057
                                                                --------
                   TOTAL ASSETS                                 $383,349
                                                                ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            Deposits:
                 Non-interest bearing deposits                  $ 55,790
                 Interest-bearing deposits                       272,179
                                                                --------
                       Total deposits                            327,969

            Borrowed funds                                         8,700
            Other liabilities                                      2,709
                                                                --------
                 Total liabilities                               339,378

            Shareholders' equity                                  43,971
                                                                --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $383,349
                                                                ========

            (1) Includes Peoples Bank of Murray, Dees Bank of Hazel, Bank of Lyon County and Bank of Livingston County.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

NOTE 3.  NET INCOME PER COMMON SHARE

         Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

         Diluted earnings per share give effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options.

         The components of basic and diluted earnings per share are as follows:

                                                                         THREE MONTHS             NINE MONTHS
                                                                      ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                                       2000        1999        2000        1999
                                                                      -------     -------     -------     -------
         (Amounts in thousands, except per share data)
         NET INCOME, BASIC AND DILUTED                                $ 6,673     $ 7,754     $29,979     $33,530
                                                                      =======     =======     =======     =======
         Average shares outstanding                                    16,320      16,874      16,362      16,901
         Effect of dilutive securities                                     84         195         122         231
                                                                      -------     -------     -------     -------
         Average shares outstanding including dilutive securities      16,404      17,069      16,484      17,132
                                                                      =======     =======     =======     =======
         NET INCOME PER SHARE, BASIC                                  $  0.41     $  0.46     $  1.83     $  1.98
                                                                      =======     =======     =======     =======
         NET INCOME PER SHARE, DILUTIVE                               $  0.41     $  0.45     $  1.82     $  1.96
                                                                      =======     =======     =======     =======

NOTE 4.  SECURITIES

         The amortized cost and approximate fair values of securities as of September 30, 2000 and December 31, 1999 are as follows:

         AVAILABLE FOR SALE
         (Amounts in thousands)                             AMORTIZED    UNREALIZED UNREALIZED     FAIR
                                                               COST        GAINS      LOSSES       VALUE
                                                             --------     -------     ------     --------
         U.S. Treasury and federal agencies                  $159,042     $   712     $1,198     $158,556
         Mortgage-backed securities                           171,291       2,782      2,413      171,660
         Obligations of state and political subdivisions       26,254         474        396       26,332
         Equity and other securities                           16,959      20,753        634       37,078
                                                             --------     -------     ------     --------
         BALANCE AT SEPTEMBER 30, 2000                       $373,546     $24,721     $4,641     $393,626
                                                             ========     =======     ======     ========

         During the first nine months of 2000, the after-tax net unrealized gain reported as a separate component of equity (accumulated other comprehensive income) decreased from $24.52 million on December 31, 1999 to $12.96 million on September 30, 2000, thus decreasing shareholders' equity. The decrease was primarily the result of the sale of securities and the decrease in market value of Area's equity securities.

         AVAILABLE FOR SALE
         (Amounts in thousands)                             AMORTIZED    UNREALIZED UNREALIZED     FAIR
                                                               COST        GAINS      LOSSES       VALUE
                                                             --------     -------     ------     --------
         U.S. Treasury and federal agencies                  $206,729     $    43     $2,325     $204,447
         Mortgage-backed securities                            72,941         221      1,026       72,136
         Obligations of state and political subdivisions       24,083         115        379       23,819
         Equity and other securities                           22,131      41,435        341       63,225
                                                             ========     =======     ======     ========
         BALANCE AT DECEMBER 31, 1999                        $325,884     $41,814     $4,071     $363,627
                                                             ========     =======     ======     ========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

NOTE 4.  SECURITIES (CONTINUED)

         HELD TO MATURITY
         (Amounts in thousands)                             AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                                               COST        GAINS      LOSSES       VALUE
                                                             --------     -------     ------     --------
         SEPTEMBER 30, 2000
         Obligations of state and political subdivisions     $153,219     $ 2,847     $  864     $155,202
                                                             ========     =======     ======     ========

         DECEMBER 31, 1999
         Obligations of state and political subdivisions     $129,089     $ 2,015     $2,076     $129,028
                                                             ========     =======     ======     ========

NOTE 5.  NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designed and qualifies as part of a hedging relationship and if so, the reason for holding it. If specified conditions are met; entities may elect to designate a derivative instrument as a hedge against exposure to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

         Area must adopt SFAS No. 133 (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133") by January 1, 2001, however early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Area does not believe the implementation of this statement will have a material impact on its financial position, results of operations and cash flows, as a result of the type of derivative instruments used and Area's limited activity covered by the statement.

         In June 2000 the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to SFAS No. 133" which provides guidance with respect to certain implementation issues to SFAS No. 133.

         In September, 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" that replaces Statement No.
         125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, where upon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial liabilities when extinguished.

         This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

NOTE 5.  NEW ACCOUNTING STANDARDS (CONTINUED)

         A transfer of financial assets in which the transferor surrenders control is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement requires that liabilities and derivatives transferred be initially measured at fair value, if practicable. Servicing assets and other retained interests in the transferred assets are to be measured by allocating the previous carrying amount between the assets and retained interest sold, if any, based on their relative fair values are the date of the transfer.

         This statement requires the servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessment for asset impairment or increased obligation based on their fair values.

         This statement requires that a liability be derecognized if the debtor pays the creditor and is relieved of its obligation for the liability or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Area believes the adoption will not have a material impact on the consolidated financial statements.

NOTE 6.  SEGMENT INFORMATION

         Area provides a broad range of financial services to individuals, corporations and others through its twelve banks located throughout Kentucky. These services include receiving deposits, making various types of loans, providing trust and brokerage services and safe deposit facilities. Management considers all of Area's banking activities to comprise only one operating segment.

NOTE 7.  INTANGIBLES

         As of September 30, 2000, intangibles totaled $65.70 million compared to $32.97 million on December 31, 1999. The increase was the result of $32.95 million of intangibles added as a result of the Western Kentucky Group acquisition (see Note 2 above). The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $54.66 million and $30.01 million net of accumulated amortization as of September 30, 2000 and December 31, 1999, respectively, is being amortized over a 10-20 year period on a straight-line basis. Other intangible assets consist of the book value of core deposits purchased of approximately $11.04 million and $2.25 million, net of accumulated amortization, as of September 30, 2000 and December 31, 1999, respectively, which is being amortized by an accelerated method over ten years and the book value of a purchased bank charter of $600 thousand and $713 thousand as of September 30, 2000 and December 31, 1999, respectively, which is being amortized over a 10-year period on a straight-line basis. Amortization expense for the three-month period ended September 30, 2000 and 1999 was $1.57 million and $868 thousand, respectively. Amortization expense for the nine-month period ended September 30, 2000 and 1999 was $5.05 million and $2.61 million, respectively.

         In addition to the intangibles described above, which were the result of acquisitions accounted for using the purchase method of accounting, Area also had $1.87 million as of September 30, 2000 and $2.14 million as of December 31, 1999 of originated and purchased mortgage servicing rights which are being amortized over the lives of the related mortgages.

NOTE 8.  CONSOLIDATION CHARGE

         On January 20, 2000, Area announced that it would undertake a consolidation of its operations during 2000. Area expects to consolidate the operations and charters of its seventeen affiliate banks (other than Vine Street Trust, Lexington, Kentucky) to gain operating efficiencies and raise brand awareness by adopting the common name of "AREA Bank." Revised estimates of the annual pre-tax savings from the consolidation are approximately $5.04 million. Revised estimates of the one-time costs associated with the consolidation are approximately $4.46 million. These one-time costs represent the pre-tax consolidation charges of $2.29 million taken in the third quarter of 2000 (see below) and $2.16 million of capitalized infrastructure and equipment costs that will be depreciated and amortized over the next 3-to-10 years. The expected annual savings of approximately $5.04 million will not begin to be fully realized until the third quarter of 2001.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

NOTE 8.  CONSOLIDATION CHARGE (CONTINUED)

         As of September 30, 2000, five banks had been consolidated into AREA Bank. All remaining banks, excluding Vine Street Trust, will be consolidated in October 2000 with the operations of those banks centralized in stages through the first quarter of 2001.

         During the third quarter of 2000, a consolidation charge of $2.29 million pre-tax ($1.49 million, or $0.09 per diluted share after-tax) was recorded in conjunction with the consolidation of operations and charters. The consolidation charge was salaries and benefits totaling $150 thousand, data processing expenses of $586 thousand, advertising and community relations expenses of $661 thousand, professional fees of $621 thousand and other expenses totaling $276 thosand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         Area is a multi-bank holding company incorporated in Kentucky in 1976 and registered under the Bank Holding Company Act of 1956, as amended. On September 30, 2000, Area directly controlled twelve affiliated commercial banks, all of which are located in Kentucky. Of the banks controlled by Area, three are national banks and nine are state banks. During the quarter ended September 30, 2000, Area consolidated five of its banks into AREA Bank to gain operating efficiencies and raise brand awareness. On October 1, 2000, ten of the remaining banks (excluding Vine Street Trust, which will not be consolidated) were consolidated into AREA Bank (see Note 8 above for additional details). Area and its subsidiaries engage in retail and commercial banking. In connection with these services, Area provides the usual products and services of retail and commercial banking such as deposits, commercial loans, personal loans and trust services. The principal business of Area consists of making loans. The principal markets for these loans are businesses and individuals. These loans are made at the offices of the affiliated banks and subsidiaries, and some are sold on the secondary market.

         The discussion that follows is intended to provide additional insight into Area's financial condition and results of operations which includes the merger with Peoples Bancorp of Winchester on January 4, 1999, the acquisition of the Eifler Group on October 4, 1999 and the acquisition of the Western Kentucky Group on January 31, 2000 (see Note 2 in the accompanying unaudited consolidated financial statements for details of these transactions). Where considered significant, the impact of these transactions on Area's results of operations and financial condition is discussed. This discussion should be read with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this Form 10-Q.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

         FORWARD LOOKING STATEMENTS (CONTINUED)

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

A.       RESULTS OF OPERATIONS

         Net income for the quarter ended September 30, 2000 was $6.67 million versus $7.75 million in the same period of 1999. Diluted earnings per share for the third quarter of 2000 were $0.41 compared to $0.45 for the same period in 1999. The decrease during the current quarter compared to the third quarter of 1999 was $1.08 million or 13.9% for net income and $0.04 or 8.9% per diluted share. The reduction in earnings during the current quarter compared to the third quarter of 1999 was largely the result of an increase in net interest income on a taxable equivalent basis totaling $4.86 million or 20.3% and an increase in non-interest income (excluding security gains) of $1.48 million or 25.5% off-set by a $6.49 million or 35.5% increase in non-interest expenses (including $2.29 million of consolidation charges in the current quarter) and a decrease in security gains of $896 thousand. The gains on the sale of securities reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

         The current quarter includes the results of operations of the Western Kentucky Group (see Note 2 in the accompanying unaudited consolidated financial statements) for the entire quarter. Identification of the various components of income and expense for the current quarter for the Western Kentucky group is not possible as a result of the consolidation of operations of the Western Kentucky Group into Area Bank (see Note 8 in the accompanying unaudited conslidated financial statements).

         Year-to-date earnings were $29.98 million compared to $33.53 million during the first three quarters of 1999. Diluted earnings per share totaled $1.82 for the first nine months of 2000 compared to $1.96 during the same period in 1999. The year-to-date decreases were $3.55 million or 10.6% for net income and $0.14 or 7.1% per diluted share. Earnings for the nine months ended September 30, 2000 reflected an increase in net interest income on a taxable equivalent basis of $14.52 million or 21.2% and an increase of $4.47 million or 25.2% in non-interest income (excluding security gains). An increase of $15.06 million or 27.4% in non-interest expenses (including $2.29 million of consolidation charges and $382 thousand of merger and acquisition expenses in the current year-to-date period as well as $320 thousand of merger and acquisition expenses in the nine-months ended September
         30, 1999) and a decrease in security gains from $21.28 million in the first nine months of 1999 to $15.60 million in the first three quarters of 2000 partially offset these increases in earnings.

         The year-to-date period includes the results of operations of the Western Kentucky Group (see Note 2) from February 1, 2000 as a result of the acquisition having been accounted for as a purchase transaction. Identification of the various components of income and expense for the year-to-date period for the Western Kentucky group is not possible as a result of the consolidation of operations of the Western Kentucky Group into Area Bank (see Note 8 in the accompanying unaudited consolidated financial statements).

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

A.       RESULTS OF OPERATIONS (CONTINUED)

         Area believes that a meaningful comparison of the results of operations excludes nonrecurring items. As shown in the following table, during the third quarter of 2000 consolidation charges were incurred $1.49 million after tax ($2.29 million pre-tax) for the consolidation of operations (see Note 8 in the accompanying unaudited consilidated financial statements). In the third quarter of 1999 security gains totaling $582 thousand after-tax ($896 thousand pre-tax) were recorded. Core operating income during the third quarter of 2000 and 1999, which is net income adjusted for these items, totaled $8.16 million or $0.50 per diluted share and $7.17 million or $0.42 per diluted share, respectively. Core operating net income increased $992 thousand or 13.8% while core operating diluted earnings per share increased $0.08 or 19.0% from the third quarter of 1999.

         During the first nine months of 2000, security gains in the amount of $8.97 million after-tax ($15.60 million pre-tax) were recorded, a gain totaling $93 thousand after-tax ($143 thousand pre-tax) on the sale of fixed assets was recognized, merger-related adjustments were made which totaled $248 thousand after-tax ($382 thousand pre-tax) in connection with the acquisition of the Western Kentucky Group (see Note 2 in the accompanying unaudited consolidated financial statements) and consolidation charges incurred in the amount of $1.49 million after-tax ($2.29 million pre-tax). During the first nine months of 1999 security gains totaling $13.83 million after-tax ($21.28 million pre-tax) were recorded, a favorable insurance settlement of $615 thousand after-tax ($945 thousand pre-tax) was recognized and merger-related adjustments of $122 thousand after-tax which enhanced net income were recorded. Core operating income during the first nine months of 2000 and 1999 totaled $22.65 million or $1.37 per diluted share and $18.96 million or $1.11 per diluted share, respectively. Core operating net income increased $3.69 million or 19.5% while core operating diluted earnings per share rose $0.26 or 23.4% from the first nine months of 1999.

         CORE OPERATING NET INCOME                               THREE MONTHS ENDED         NINE MONTHS ENDED
         (Amounts in thousands, except percentages)                 SEPTEMBER 30              SEPTEMBER 30
                                                                  2000         1999         2000         1999
                                                                ---------    ---------     --------     --------
         Net income as reported                                 $   6,673    $   7,754     $ 29,979     $ 33,530
         Add or (deduct) net of taxes:
         Security transactions                                         --         (582)      (8,973)     (13,831)
         Insurance settlement                                          --           --           --         (615)
         Gain on the sale of fixed assets                              --           --          (93)          --
         Consolidation charges                                      1,491           --        1,491           --
         Merger/acquisition-related adjustments                        --           --          248         (122)
                                                                ---------    ---------     --------     --------
         CORE OPERATING NET INCOME                              $   8,164    $   7,172     $ 22,652     $ 18,962
                                                                =========    =========     ========     ========

         CORE OPERATING BASIC EARNINGS PER SHARE                $    0.50    $    0.43     $   1.38     $   1.12
         CORE OPERATING DILUTED EARNINGS PER SHARE              $    0.50    $    0.42     $   1.37     $   1.11
         CORE OPERATING RETURN ON AVERAGE ASSETS (ANNUALIZED)        1.19%        1.27%        1.12%        1.13%
         CORE OPERATING RETURN ON AVERAGE EQUITY (ANNUALIZED)       11.87%       10.62%       11.04%        9.54%

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                          SEPTERMBER 30, 2000 AND 1999

A.       RESULTS OF OPERATIONS (CONTINUED)

         The following table provides selected operating data, per share data, selected ratios and average balances for the three-and nine-month periods ended September 30, 2000 and 1999:

         (Amounts in thousands, except percentages and per share data)

                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30                          SEPTEMBER 30
                                                   2000         1999       CHANGE      2000          1999        CHANGE
                                                ----------   ----------   --------  ----------    ----------    --------
         OPERATING DATA
           Net income                           $    6,673   $    7,754   $ (1,081) $   29,979    $   33,530    $ (3,551)
           Core operating net income (1)             8,164        7,172        992      22,652        18,962       3,690
         PER SHARE DATA
           Basic earnings per share                   0.41         0.46      (0.05)       1.83          1.98       (0.15)
           Core operating basic earnings
               per share (1)                          0.50         0.43       0.07        1.38          1.12        0.26
           Diluted earnings per share                 0.41         0.45      (0.04)       1.82          1.96       (0.14)
           Core operating diluted earnings
               per share (1)                          0.50         0.42       0.08        1.37          1.11        0.26
           Cash dividends per share                   0.06         0.05       0.01       0.175         0.145        0.03
           Book value at September 30                17.09        15.87       1.22       17.09         15.87        1.22
           Market price at September 30              22.19        28.81      (6.62)      22.19         28.81       (6.62)
         SELECTED RATIOS AND DATA
           Return on average assets (2)               0.97%        1.37%     (0.40%)      1.48%         2.00%      (0.52%)
           Core operating return on average
               assets (1)(2)                          1.19%        1.27%     (0.08%)      1.12%         1.13%      (0.01%)
           Return on average equity (2)               9.71%       11.49%     (1.78%)     14.62%        16.87%      (2.25%)
           Core operating return on average
               equity (1)(2)                         11.87%       10.62%      1.25%      11.04%         9.54%       1.50%
           Efficiency ratio                          68.46%       59.65%      8.81%      57.92%        51.16%       6.76%
           Efficiency ratio (1)                      62.07%       61.45%      0.62%      64.06%        64.12%      (0.06%)
           Net interest margin (2)                    4.56%        4.55%      0.01%       4.43%         4.40%       0.03%
           Equity-to-assets                          10.11%       11.64%     (1.53%)     10.11%        11.64%      (1.53%)
           Allowance for loan losses to loans         1.44%        1.48%     (0.04%)      1.44%         1.48%      (0.04%)
           Allowance for loan losses to
               under-performing assets               440.1%       698.8%    (258.7%)     440.1%        698.8%     (258.7%)
           Nonperforming loans to total loans         0.28%        0.21%      0.07%       0.28%         0.21%       0.07%
         AVERAGE BALANCES
              Total assets                      $2,723,738   $2,245,352   $478,386  $2,701,906    $2,246,619    $455,287
              Earning assets                     2,510,651    2,085,291    425,360   2,499,552     2,078,568     420,984
              Shareholders' equity                 273,504      267,837      5,667     273,957       265,796       8,161

         (1) Excludes items presented in the Core Operating Net Income table above.
         (2)      Percentages annualized.

         CORE OPERATING CASH BASED EARNINGS

         Area believes it is important to also disclose cash based core operating net income, which excludes nonrecurring items and intangible asset amortization from core operating net income. Although these calculations are helpful in understanding the performance of Area, cash based core operating net income should not be considered a substitute for net income or cash flow as indicators of Area's financial performance or its ability to generate liquidity.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

         CORE OPERATING CASH BASED EARNINGS (CONTINUED)

         The following table presents the cash based core operating net income and various cash based performance ratios:

         (Amounts in thousands, except percentages and per share data)
                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30                    SEPTEMBER 30
                                                                    2000      1999     CHANGE      2000       1999      CHANGE
                                                                   ------    ------    ------     -------    -------    ------
         Core operating net income (1)                             $8,164    $7,172    $  992     $22,652    $18,962    $3,690
         Add back:
              Goodwill and other intangible amortization            1,574       868       706       5,048      2,605     2,443
              Less: tax effect                                        351       153       198         999        461       538
                                                                   ------    ------    ------     -------    -------    ------
                                                                    1,223       715       508       4,049      2,144     1,905
                                                                   ------    ------    ------     -------    -------    ------
         CASH BASED CORE OPERATING NET INCOME                      $9,387    $7,887    $1,500     $26,701    $21,106    $5,595
                                                                   ======    ======    ======     =======    =======    ======
         Per share data
           Cash based core operating basic earnings per share      $ 0.57    $ 0.47    $ 0.10     $  1.63    $  1.25    $ 0.38
           Cash based core operating diluted earnings per share      0.57      0.46      0.11        1.62       1.23      0.39
         Performance ratios (annualized)
           Cash based core operating return on tangible assets       1.41%     1.41%       --        1.35%      1.28%     0.07%
           Cash based core operating return on tangible equity      18.07%    13.37%     4.70%      16.56%     12.22%     4.34%
           Cash based core operating efficiency ratio               57.68%    58.53%    (0.85%)     59.25%     61.07%    (1.82%)

         (1) Excludes items presented in the Core Operating Net Income table above.

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

         Net interest income, on a tax equivalent basis, increased $4.86 million or 20.3% to $28.78 million during the quarter ended September 30, 2000 compared to the same quarter in 1999. In addition to net interest income generated from the banks in the Western Kentucky Group, which were acquired on January 31, 2000 in a transaction accounted for as a purchase (see Note 2 in the accompanying unaudited consolidated financial statements), strong internal loan growth and control of interest expense were the primary reasons for the increase in net interest income. Area's net interest margin (which is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets) increased slightly from 4.55% during the quarter ended September 30, 1999 to 4.56% during the current quarter. The average rate on interest earning assets increased from 7.85% during the third quarter of 1999 to 8.65% in the current quarter. The increase in the average rate on earning assets was largely the result of a shift in the composition of average earning assets towards loans and the effect that rising national interest rates have had on adjustable rate earning assets. As an offset, the average rate on interest bearing liabilities increased from 4.03% to 4.84% largely as a result of rising national interest rates since mid-1999 and a slight shift in funding sources towards higher priced interest bearing liabilities. These changes resulted in a slight decrease from 3.82% to 3.81% in the net interest spread during the current quarter versus the same period in 1999.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

         NET INTEREST INCOME (CONTINUED)

         For the nine months ended September 30, 2000, net interest income, on a tax equivalent basis, increased $14.52 million or 21.2% to $82.96 million over the first three quarter of 1999. Net interest income generated from the banks in the Western Kentucky Group, which were acquired on January 31, 2000 in a transaction accounted for as a purchase (see Note 2 in the accompanying unaudited consolidated financial statements), strong internal loan growth and control of interest expense were the primary reasons for the increase in net interest income during the current year-to-date period compared to the first nine months of 1999. The net interest margin was 4.43% for the year-to-date period, an increase from 4.40% recorded during the first nine months of 1999. The increase in the net interest margin was the result of loan growth generated both internally as well as through the acquisitions discussed in Note 2 and rising rates which impacted earning assets more positively than interest paying liabilities.

         The following table presents the components of net income on a taxable equivalent basis:

         (Amounts in thousands)                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30                        SEPTEMBER 30
                                                          2000       1999      CHANGE         2000        1999      CHANGE
                                                        -------    -------    --------     --------    --------    --------
         Interest income                                $53,263    $40,167    $ 13,096     $151,761    $117,656    $ 34,105
         Taxable-equivalent adjustment                    1,345      1,106         239        3,923       3,270         653
                                                        -------    -------    --------     --------    --------    --------
              Interest income-taxable equivalent         54,608     41,273      13,335      155,684     120,926      34,758
         Interest expense                                25,831     17,355       8,476       72,725      52,485      20,240
                                                        -------    -------    --------     --------    --------    --------
              Net interest income-taxable equivalent     28,777     23,918       4,859       82,959      68,441      14,518
         Provision for loan losses                          588        145         443        1,224         501         723
         Non-interest income                              7,084      6,713         371       37,585      39,001      (1,416)
         Non-interest expenses                           24,552     18,272       6,280       69,814      54,964      14,850
                                                        -------    -------    --------     --------    --------    --------
              Income before income tax expense           10,721     12,214      (1,493)      49,506      51,977      (2,471)
         Income tax expense                               2,703      3,354        (651)      15,604      15,177        (427)
         Taxable-equivalent adjustment                    1,345      1,106         239        3,923       3,270         653
                                                        -------    -------    --------     --------    --------    --------
                   NET INCOME                           $ 6,673    $ 7,754    $ (1,081)    $ 29,979    $ 33,530    $ (3,551)
                                                        =======    =======    ========     ========    ========    ========

         The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and nine months ended September 30, 2000 and 1999.

         (Amounts in thousands, except percentages)

                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                              SEPTEMBER 30                             SEPTEMBER 30
                                                    2000          1999        CHANGE         2000          1999        CHANGE
                                                 ----------    ----------    --------     ----------    ----------    --------
         Average rate on earning assets (1)            8.65%         7.85%       0.80%          8.32%         7.78%       0.54%
         Average rate on interest
              bearing liabilities (1)                  4.84%         4.03%       0.81%          4.63%         4.09%       0.54%
         Net interest spread (1)                       3.81%         3.82%      (0.01%)         3.69%         3.69%         --
         Net interest margin (1)                       4.56%         4.55%       0.01%          4.43%         4.40%       0.03%
         Average earning assets                  $2,510,651    $2,085,291    $425,360     $2,499,552    $2,078,568    $420,984
         Average interest bearing liabilities     2,124,962     1,708,006     416,956      2,097,522     1,713,828     383,694

         (1)      Amounts annualized

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

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

         An analysis of the changes in the allowance for loan losses and selected ratios follows:

           (Amounts in thousands, except percentages)             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30                         SEPTEMBER 30
                                                            2000         1999       CHANGE       2000         1999       CHANGE
                                                         ----------   ----------   --------   ----------   ----------   --------
         Beginning balance                               $   27,456   $   23,553   $  3,903   $   23,055   $   21,651   $  1,404
         Additions through acquisitions                          --           --         --        4,323        1,857      2,466
         Provision for loan losses                              588          145        443        1,224          501        723
         Loan loss recoveries                                   358          271         87          927        1,216       (289)
         Loans charged off                                     (696)        (470)      (226)      (1,823)      (1,726)       (97)
                                                         ----------   ----------   --------   ----------   ----------   --------
         ENDING BALANCE                                  $   27,706   $   23,499   $  4,207   $   27,706   $   23,499   $  4,207
                                                         ==========   ==========   ========   ==========   ==========   ========

         Average loans, net of unearned income           $1,927,869   $1,531,922   $395,947   $1,909,117   $1,509,659   $399,458
         Provision for loan losses to average loans (1)        0.12%        0.04%      0.08%        0.09%        0.04%      0.05%
         Net loan charge-offs to average loans (1)             0.07%        0.05%      0.02%        0.06%        0.05%      0.01%
         Allowance for loan losses to end of
              period loans                                     1.44%        1.48%     (0.04%)       1.44%        1.48%     (0.04%)
         Allowance for loan losses to under-
              performing assets                               440.1%       698.8%    (258.7%)      440.1%       698.8%    (258.7%)

         (1)      Amounts annualized

         The provision for loan losses totaled $588 thousand during the quarter ended September 30, 2000 compared to $145 thousand during the same period last year. During the nine months ended September 30, 2000, the provision for loan losses increased $723 thousand or 144.3% to $1.22 million when compared to the first nine months of 1999 which totaled $501 thousand. The increase in the provision for loan losses for both the three-month and nine-month periods compared to year earlier amounts was due mainly to growth in the loan portfolio. In spite of these increases, the provision amounts for both the quarter and year-to-date periods are low compared to Area's historical levels and there is no assurance that these levels will not increase in the future.

         The provision for loan losses as a percentage of average loans totaled 0.12% (annualized) during the quarter ended September 30, 2000 compared to 0.04% (annualized) for the quarter ended September 30, 1999. For the nine-month period ended September 30, 2000, the provision for loan losses as a percentage of average loans increased to 0.09% (annualized) from 0.04% (annualized) during the same period in 1999. Even though the percentages increased during the current quarter and year-to-date period compared to the same periods in 1999, both percentages are low compared to Area's historical levels and there is no assurance that these levels will not increase in the future.

         Net loan charge-offs (loan charge-offs less recoveries) to average loans during the current quarter increased slightly to 0.07% (annualized) from 0.05% (annualized) during the quarter ended September 30, 2000 primarily as a result of a slight increase in loans charged-off. Net loan charge-offs to average loans increased to 0.06% during the nine months ended September 30, 2000 compared to 0.05% in the same period in 1999. These percentages are low compared to Area's historical levels and there is no assurance that these levels will not increase in the future.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

         PROVISION FOR LOAN LOSSES (CONTINUED)

         The allowance for loan losses was 1.44% of total loans on September 30, 2000, as compared to the December 31, 1999 level of 1.41% and the September 30, 1999 level of 1.48%. The percentage of allowance for loan losses to total loans has decreased since September 30, 1999 largely as a result of loan growth which occurred primarily as a result of acquisitions (see Note 2 in the accompanying unaudited consolidated financial statements).

         NON-INTEREST INCOME

         The tables that follow set forth the components of non-interest income for the three and nine-month periods ended September 30, 2000 and 1999. The amounts listed below for the three and nine-month periods include adjustments for non-recurring non-interest income for comparability purposes.

         NON-INTEREST INCOME                                     THREE MONTHS ENDED SEPTEMBER 30
         (Amounts in thousands)                                                                PERCENT
                                                            2000        1999      CHANGE       CHANGE
                                                          -------     -------     -------      -------
         Commissions and fees on fiduciary activities     $ 1,511     $ 1,377     $   134          9.7%
         Service charges on deposit accounts                3,457       2,467         990         40.1%
         Other service charges, commissions and fees        1,843       1,524         319         20.9%
         Gains on sales of loans (net)                        204         256         (52)        20.3%
         Other income                                         283         193          90         46.6%
                                                          -------     -------     -------      -------
              RECURRING NON-INTEREST INCOME                 7,298       5,817       1,481         25.5%
         Non-recurring items:
         Security gains (losses), net                          --         896        (896)      (100.0%)
                                                          -------     -------     -------      -------
              TOTAL                                       $ 7,298     $ 6,713     $   585          8.7%
                                                          =======     =======     =======      =======




                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                                               PERCENT
                                                            2000        1999      CHANGE       CHANGE
                                                          -------     -------     -------      -------
         Commissions and fees on fiduciary activities     $ 4,374     $ 4,083     $   291          7.1%
         Service charges on deposit accounts                9,454       6,838       2,616         38.3%
         Other service charges, commissions and fees        5,973       4,358       1,615         37.1%
         Gains on sales of loans (net)                        477       1,015        (538)       (53.0%)
         Other income                                       1,774         483       1,291        267.3%
                                                          -------     -------     -------      -------
              RECURRING NON-INTEREST INCOME                22,052      16,777       5,275         31.4%
         Non-recurring items:
         Security gains (losses), net                      15,604      21,279      (5,675)       (26.7%)
         Insurance settlement                                  --         945        (945)      (100.0%)
         Gain on sale of fixed assets                         143          --         143          N/A
                                                          -------     -------     -------      -------
              TOTAL                                       $37,799     $39,001     $(1,202)        (3.1%)
                                                          =======     =======     =======      =======

         Non-interest income totaled $7.08 million and $37.59 million for the three and nine-month periods ended September 30, 2000. These amounts represent an increase of $371 thousand or 5.5% during the three-month period and a decrease of $1.42 million or 3.6% during the year-to-date period. Included in the non-interest income amounts for the current quarter and for the nine months ended September 30, 2000 are amounts from the Western Kentucky Group (see Note 2 in the accompanying unaudited consolidated financial statements), which Area acquired on January 31, 2000 in a transaction accounted for using the purchase method of accounting. In the discussion that follows, the amounts of non-interest income from the Western Kentucky Group have not been identified separately as a result of the consolidation of operations of the Western Kentucky Group into AREA Bank (see Note 8 in the accompanying unaudited consolidated financial statements).

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

         NON-INTEREST INCOME (CONTINUED)

         The following analysis excludes $15.75 million of non-recurring non-interest income during the first three quarters of 2000, $896 thousand in the third quarter of 1999 and $22.22 million in the first nine months of 1999. Excluding these non-recurring items, which include security gains, an insurance settlement and a gain on the sale of fixed assets (see the table above for details) recurring non-interest income increased $1.48 million or 25.5% to $7.30 million from $5.82 million in the third quarter of 1999 and increased $5.28 million or 31.4% to $22.05 million from $16.78 million in the first nine months of 2000 compared to the same period in 1999. The following analysis compares recurring non-interest income which excludes non-recurring non-interest income in both the third quarter and first nine months of 2000 and 1999. Commissions and fees on fiduciary activities increased $134 thousand or 9.7% to $1.51 million in the third quarter of 2000 and $291 thousand or 7.1% to $4.37 million during the current nine-month period from $1.38 million and $4.08 million during similar periods in 1999, largely as a result of successful new business development efforts. Service charges on deposit accounts increased $990 thousand or 40.1% to $3.46 million and $2.62 million or 38.3% to $9.45 million for the three and nine months ended September 30, 2000, respectively, when compared to similar period totals in 1999. In addition to service charges on deposits added as a result of the Western Kentucky acquisition, the increase was due primarily to deposit growth in accounts subject to service charges and increases in fees charged. Other service charges, commissions and fees totaled $1.84 million and $5.97 million for the third quarter of 2000 and year-to-date periods ended September 30, 2000 compared to $1.52 million and $4.36 million in the same periods of 1999. The increases were $319 thousand or 20.9% and $1.62 million or 37.1%, respectively, for the three and nine-month periods ended September 30, 2000. The increases for the current and year-to-date periods were largely the result of an increase of $340 thousand during the current quarter and $985 thousand for the year-to-date period in security brokerage commissions earned through the Eifler Group (see
         Note 2 in the accompanying unaudited consolidated financial statements). Gains on the sales of loans decreased $52 thousand or 20.3% to $204 thousand in the third quarter of 2000 compared to the same period in 1999 and decreased $538 thousand or 53.0% to $477 thousand in the first three quarters of the year compared to the same period in 1999. Gains on the sales of loans were favorably impacted during the third quarter and first nine months of 1999 by lower interest rates and a strong refinancing market compared to the current three-month and year-to-date periods which have experienced a significant slow-down in the refinancing market as a result of rising interest rates. Other income totaled $283 thousand during the three months ended September 30, 2000 compared to $193 thousand in the third quarter of 1999 and $1.77 million during the first nine months of 2000 versus $483 thousand in the same period of 1999. These amounts represent increases of $90 thousand or 46.6% and $1.29 million or 267.3% for the third quarter and year-to-date periods, respectively. The increases during the current year-to-date period was primarily the result of income earned from the sale of covered call options related to Area's equity investment portfolio. Area recorded no income from covered call options during the current quarter while the amount earned on covered call options during the first nine months of 2000 was $713 thousand. The recurrence of this income in the future can not be assured since it depends upon the market value of Area's equity investment portfolio and the value third parties place on the ability to purchase equity securities owned by Area at fixed prices in the future. There were no security gains in the current quarter compared to $896 thousand in the same period of 1999 and $15.60 million compared to $21.28 million during the first nine months of 2000 and 1999, respectively. These gains on the sale of securities reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

         NON-INTEREST EXPENSES

         The tables that follow set forth the components of non-interest expenses for the three and nine-months ended September 30, 2000, and 1999. The amounts listed below for the three and nine-month periods include adjustments for non-recurring non-interest expenses for comparability purposes.

         NON-INTEREST INCOME                                          THREE MONTHS ENDED SEPTEMBER 30
         (Amounts in thousands)                                                                     PERCENT
                                                                 2000        1999       CHANGE       CHANGE
                                                                -------     -------     -------      -------
         Salaries and employee benefits                         $10,449     $ 8,621     $ 1,828        21.2%
         Net occupancy expenses                                   1,634       1,416         218        15.4%
         Furniture and equipment expense                          1,771       1,504         267        17.8%
         Federal deposit insurance                                  109          83          26        31.3%
         Data processing expense                                  1,304       1,176         128        10.9%
         Advertising and community relations                        874         763         111        14.5%
         Insurance and taxes                                      1,008         531         477        89.8%
         Professional fees                                        1,119       1,016         103        10.1%
         Amortization of intangibles                              1,574         868         706        81.3%
         Other                                                    2,630       2,294         336        14.6%
                                                                -------     -------     -------     -------
              RECURRING NON-INTEREST EXPENSES                    22,472      18,272       4,200        23.0%
         Non-recurring items:
         Consolidation expenses (see following for details)       2,294          --       2,294         N/A
                                                                -------     -------     -------     -------
              TOTAL                                             $24,766     $18,272     $ 6,494        35.5%
                                                                =======     =======     =======     =======


         NON-INTEREST INCOME                                          NINE MONTHS ENDED SEPTEMBER 30
         (Amounts in thousands)                                                                     PERCENT
                                                                 2000        1999       CHANGE       CHANGE
                                                                -------     -------     -------      -------
         Salaries and employee benefits                         $30,420     $26,193     $ 4,227        16.1%
         Net occupancy expenses                                   4,518       4,021         497        12.4%
         Furniture and equipment expense                          5,239       4,561         678        14.9%
         Federal deposit insurance                                  291         220          71        32.3%
         Data processing expense                                  4,051       3,790         261         6.9%
         Advertising and community relations                      2,583       2,433         150         6.2%
         Insurance and taxes                                      3,165       1,799       1,366        75.9%
         Professional fees                                        3,929       2,237       1,692        75.6%
         Amortization of intangibles                              5,047       2,605       2,442        93.7%
         Other                                                    8,109       6,785       1,324        19.5%
                                                                -------     -------     -------     -------
              RECURRING NON-INTEREST EXPENSES                    67,352      54,644      12,708        23.3%
         Non-recurring items:
         Consolidation expenses (see following for details)       2,294          --       2,294         N/A
         Merger and acquisition expense                             382         320          62        19.4%
                                                                -------     -------     -------     -------
              TOTAL                                             $70,028     $54,964     $15,064        27.4%
                                                                =======     =======     =======     =======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

         NON-INTEREST EXPENSES (CONTINUED)

         Non-interest expenses totaled $24.77 million and $70.03 million for the three and nine-month periods ended September 30, 2000. These amounts represent increases of $6.49 million or 35.5% and $15.06 million or 27.4%, respectively, when compared to 1999 period totals which totaled $18.27 million and $54.96 million, respectively. Included in the non-interest expense amounts for the current quarter and current nine-month periods ended September 30, 2000 are amounts from the Western Kentucky Group, which Area acquired on January 31, 2000 in a transaction accounted for using the purchase method of accounting. In the discussion that follows, the amounts from the Western Kentucky Group have not been identified separately as a result of the consolidation of operations of the Western Kentucky Group into AREA Bank. Non-recurring non-interest expenses include consolidation charges of $2.29 million in both the current quarter and the nine months ended September 30, 2000 and merger and acquisition expenses of $382 thousand and $320 thousand in the year-to-date periods ended September 30, 2000 and 1999, respectively. Excluding these items, adjusted non-interest expenses increased $4.20 million or 23.0% to $22.47 million from $18.27 million in the third quarter of 1999 and increased $12.71 million or 23.3% to $67.35 million in the first nine months of 2000 compared to $54.64 million during the same period in 1999. The following analysis compares adjusted non-interest expenses which exclude non-recurring items. Salaries and benefits increased $1.83 million or 21.2% to $10.45 million in the third quarter of 2000 from $8.62 million in the third quarter of 1999 and increased $4.23 million or 16.1% to $30.42 million during the current nine-month period from $26.19 million during the first three quarters of 1999, as a result of staff added with the Western Kentucky acquisition, merit increases and the addition of staff that will be required to implement the consolidation of operations as more fully discussed in Item 2 "General". Net occupancy expenses increased $218 thousand or 15.4% to $1.63 million from $1.42 million and grew $497 thousand or 12.4% to $4.52 million from $4.02 million, respectively, for the three and nine-month periods ended September 30, 2000, due primarily to expenses related to the modernization of several facilities. Furniture and equipment expenses totaled $1.77 million and $5.24 million during the third quarter of 2000 and year-to-date periods ended September 30, 2000 compared to $1.50 million during the third quarter of 1999 and $4.56 million for the nine-month period ended September 30, 1999. The current quarter reflected an increase of $267 thousand or 17.8% and the year-to-date period increased $678 thousand or 14.9%. The increases for both the current quarter and the year-to-date periods were the result of depreciation expense related to furniture and equipment acquired to modernize several of Area's existing branches. Data processing expenses totaled $1.30 million during the current quarter compared to $1.18 million in the same period in 1999 and totaled $4.05 million during the nine months ended September 30, 2000 versus $3.79 million during the first nine months of 1999. The increases, $128 thousand or 10.9% and $261 thousand or 6.9% for the quarter and year-to-date periods reflected the daily processing costs of the additional loans and deposits added as a result of the Western Kentucky acquisition. Advertising and community relations expense grew $111 thousand or 14.5% to $874 thousand during the current quarter from $763 thousand in the third quarter of 1999 and $150 thousand or 6.2% to $2.58 million during the nine months ended September 30, 2000 from $2.43 million during the first three quarters of 1999. These increases were the result of added marketing expenses incurred to standardize products. Insurance and taxes totaled $1.01 million during the current quarter compared to $531 thousand during the same period in 1999 and totaled $3.17 million in the current nine-month period ended September 30, 2000 versus $1.80 million during the first nine months of 1999. The increases were $477 thousand or 89.8% and $1.37 million or 75.9% for the three-month and nine-month periods ended September 30, 2000 compared to the similar periods in 1999. In addition to increases related to the addition of the Western Kentucky Group, the growth was primarily the result of increased state taxes related to Area's banks. Professional fees increased $103 thousand or 10.1% and $1.69 million or 75.6% during the current quarter and year-to-date periods, respectively, compared to similar periods in 1999 in which the totals were $1.02 million and $2.24 million, respectively. The increases during both the current quarter and year-to-date periods were the result of acquisition activities. Amortization of intangibles totaled $1.57 million and $5.05 million in the quarter and year-to-date periods ended September 30, 2000, respectively. The increase for the quarter was $706 thousand or 81.3% while the increase for the year-to-date period was $2.44 million or 93.7% These increases were the result of the amortization of intangibles added as a result of the acquisition of the Western Kentucky Group. Other non-interest expenses totaled $2.63 million during the current quarter compared to $2.29 million for the same period in 1999 and totaled $8.11 million during the nine-months ended September 30, 2000 compared to $6.79 million in the same period in 1999. The current quarter reflected an increase of $336 thousand or 14.6% and the year-to-date period reflected an increase of $1.32 million or 19.5%. The year-to-date period increase was largely the result of increases in correspondent bank charges, Federal Reserve service charges, other miscellaneous losses and office supplies.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

         INCOME TAX EXPENSE

         Income tax expense totaled $2.70 million and $15.60 million for the three and nine-month periods ended September 30, 2000 compared to $3.35 million and $15.18 million during the same periods in 1999. The reduced level of income tax expense for the current three-month period was the result a lower level of pre-tax income. Income tax expense increased in the year-to-date period even though pre-tax income declined primarily as a result of the increased amortization of non-tax-deductible intangibles and additional state income taxes related to gains from the sale of securities. The effective tax rate was 28.8% and 34.2% during the three and nine-month periods ended September 30, 2000 compared to 30.2% and 31.2% during the same periods of 1999. The effective tax rate differs from the marginal income tax rate of 35% in both 2000 and 1999 due primarily to the effects of tax exempt interest and goodwill amortization.

B.       FINANCIAL POSITION

         Total assets increased $406.18 million or 17.4% to $2.75 billion from December 31, 1999. Excluding the acquisition of the Western Kentucky Group, which added $383.35 million in assets, assets increased $22.83 million from year-end. Assets averaged $2.72 billion in the quarter ended September 30, 2000 compared to $2.25 billion during the same period in 1999. The growth in average assets from the quarter ended September 30, 1999 to the quarter ended September 30, 2000 was $478.39 million or 21.3%. This growth was largely the result of the acquisition of the Western Kentucky Group. Earning assets totaled $2.50 billion on September 30, 2000, an increase of $350.94 million or 16.4% over December 31, 1999 earning assets which totaled $2.14 billion. Excluding earning assets acquired as a result of the acquisition of the Western Kentucky Group, earning assets were flat from December 31, 1999 to September 30, 2000.

         SHORT-TERM INVESTMENTS AND SECURITIES

         Short-term investments, which include interest-bearing deposits with banks and federal funds sold, totaled $5.78 million on September 30, 2000, as compared to $6.01 million at year-end.

         Securities represented 22.0% of earning assets on September 30, 2000 and totaled $546.85 million, an increase of $54.13 million or 11.0% from $492.72 million on December 31, 1999. Excluding $101.14 million of securities added as a result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unaudited consolidated financial statements), the securities portfolio decreased $47.01 million or 9.5% from December 31, 1999. The cash obtained as a result of the reduction in the securities portfolio was used to fund loans. The held-to-maturity and available-for-sale portfolios as of September 30, 2000 consisted of 29.0% in U.S. and other government agency securities, 30.4% in mortgage-backed securities, 33.8% in state and municipal securities and 6.8% in equity and other securities. The comparable distributions at December 31, 1999 were 41.5%, 14.6%, 31.0% and 12.9%, respectively.

         LOANS

         Loans, including loans held for sale, increased $297.04 million or 18.1% to $1.94 billion during the nine months ended September 30, 2000 from $1.64 billion on December 31, 1999. Excluding the acquisition of the Western Kentucky Group which added $220.03 million of loans, loans increased $77.01 million during the first nine months of 2000. Loans, including loans held for sale, represent the largest category of earning assets, comprising 77.8% of earning assets as of September 30, 2000, 76.7% as of December 31, 1999 and 76.6% as of September 30, 1999.

         The following table presents the major categories of loans including loans held for sale:

         (Amounts in thousands)                  SEPTEMBER 30   DECEMBER 31    SEPTEMBER 30
                                                     2000           1999           1999
                                                  ----------     ----------     ----------
         Commercial                               $  774,431     $  580,521     $  562,596
         Real estate                                 885,633        820,995        801,204
         Consumer installment and other loans        277,051        238,562        233,470
                                                  ----------     ----------     ----------
         TOTAL                                    $1,937,115     $1,640,078     $1,597,270
                                                  ==========     ==========     ==========

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

         DEPOSITS

         Deposits totaled $2.08 billion on September 30, 2000, an increase of $364.57 million or 21.3% from $1.71 billion on December 31, 1999. Excluding $327.97 million of deposits acquired as a result of the acquisition of the Western Kentucky Group deposits grew $36.60 million or 2.1% from December 31, 1999 to September 30, 2000. Non-interest bearing deposits (excluding $55.79 million of deposits acquired through the acquisition of the Western Kentucky Group) declined $12.20 million or 4.6% from December 31, 1999. The decrease in non-interest bearing deposits from year-end totals was partially the result of customers' desire to substitute their non-interest bearing deposits for interest-bearing deposits. Interest-bearing deposits (excluding $272.18 million deposits acquired through the acquisition of the Western Kentucky Group) increased $48.80 million or 3.4%. Average deposits increased $361.12 million or 21.2% to $2.07 billion in the three months ended September 30, 2000 compared to the same period in 1999 while increasing $302.57 million or 17.3% to $2.05 billion in the first nine months of 2000 compared to the same period of 1999. These increases were largely the result of the acquisition of the Western Kentucky Group.

         The following table summarizes the composition of deposits:

         (Amounts in thousands)                                 SEPTEMBER 30   DECEMBER 31    SEPTEMBER 30
                                                                    2000           1999           1999
                                                                 ----------     ----------     ----------
         Non-interest bearing demand                             $  308,537     $  264,951     $  241,440
         Interest bearing deposits:
            Interest bearing demand                                 313,377        294,705        277,805
            Savings                                                 434,465        397,927        398,520
            Certificates of deposit of $100 thousand or more        239,650        180,964        160,546
            Other time                                              780,322        573,235        598,931
                                                                 ----------     ----------     ----------
               Total interest bearing deposits                    1,767,814      1,446,831      1,435,802
                                                                 ----------     ----------     ----------
               TOTAL DEPOSITS                                    $2,076,351     $1,711,782     $1,677,242
                                                                 ==========     ==========     ==========

         BORROWED FUNDS

         Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings increased by $29.31 million or 8.7% to $367.36 million from $338.05 million on December 31, 1999. Excluding $62.10 million of borrowed funds added as a result of the acquisition of the Western Kentucky Group (see Note 2 in the accompanying unaudited consolidated financial statements) borrowed funds declined $32.79 million or 9.7%.

         Other borrowings increased from $135 thousand on December 31, 1999 to $70.11 million on September 30, 2000. This increase was largely the result of funds borrowed for the acquisition of the Western Kentucky Group. Area initially borrowed $75.00 million on January 31, 2000 (the date of acquisition) for the acquisition.

         CAPITAL RESOURCES

         Shareholders' equity totaled $277.71 million at September 30, 2000, an increase of $10.75 million or 4.0% from $266.96 million on December 31, 1999. A decrease totaling $11.57 million or 47.2% to $12.96 million in accumulated other comprehensive income negatively impacted shareholders' equity. This decrease in accumulated other comprehensive income occurred primarily as a result of the sale of available for sale securities and a rise in interest rates during the nine months ended September 30, 2000 which caused a decrease in the value of Area's fixed income investment securities.

         The shareholders' equity-to-asset ratio was 10.11% at September 30, 2000 compared to 11.41% on December 31, 1999. The decrease was largely the result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unaudited consolidated financial statements) which added approximately $383.35 million of assets.

         Book value per share was $17.02, $16.17 and $15.87 at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

         CAPITAL RESOURCES (CONTINUED)

         During the third quarter of 2000, Area repurchased 232,300 shares of its common stock in the open market and through unsolicited negotiated transactions at an average price of $20.00 per share, bringing the total for the first nine months of 2000 to 392,200 shares at an average price of $21.05. All of these shares were repurchased under the 5% repurchase plan announced on August 26, 1999.

         A summary of the regulatory capital ratios is shown below:

                                                                         REGULATORY CAPITAL
                                                                            REQUIREMENTS
                                            SEPTEMBER 30  DECEMBER 31    WELL        MINIMUM
                                               2000          1999     CAPITALIZED    REQUIRED
                                               -----        -----     -----------     -----
         Leverage Ratio                         7.44%        9.32%        5.00%        4.00%
         Tier I Risk Based Capital Ratio       10.13%       12.60%        6.00%        4.00%
         Total Risk Based Capital Ratio        11.39%       13.86%       10.00%        8.00%

         The decrease in the regulatory capital ratios from December 31, 1999 to September 30, 2000 was the result of the purchase of the Western Kentucky Group that resulted in the addition of $383.35 million of assets and $32.95 million of intangible assets.

         ASSET QUALITY

         At September 30, 2000, the allowance for loan losses was $27.71 million or 1.44% of period-end loans, as compared to $23.06 million or 1.41% of loans at December 31, 1999. The ratio of the allowance for loan losses to under-performing assets decreased to 440.1% as of September 30, 2000 compared with 1,015.2% at December 31, 1999 and 501.6% on September 30, 1999 as a result of an increase in under-performing assets. Under-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Under-performing assets totaled $6.30 million on September 30, 2000 compared to $2.27 million on December 31, 1999. The increase was $4.03 million. Of this increase, approximately $3.27 million was added as a result of the acquisition of the Western Kentucky Group (see note 2 to the accompanying unaudited consolidated financial statements). Currently, year-to-date net charge-offs (loan charge-offs less recoveries) are at 0.07% (annualized) of average year-to-date loans compared to 0.05% (annualized) during the same period in 1999. Even though this ratio increased slightly, it is at a historically low level and there can be no assurance that net charge-offs will not increase in the future.

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

         A continuous and comprehensive loan review program is maintained by Area. The purpose of this program is to provide periodic review and inspection of loans to ensure the safety, liquidity and profitability of the loan portfolio. Area's loan review department is entrusted with the responsibility to identify foreseeable problems, measure compliance with established loan and operating policies and provide objective loan portfolio appraisals to the Board of Directors and management

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

         ASSET QUALITY (CONTINUED)

         The following schedule shows the dollar amount of assets at September 30, 2000, December 31, 1999 and September 30, 1999, represented by nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing and other real estate owned:

         (In thousands)                                          SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                                     2000           1999           1999
                                                                    ------         ------         ------
         Nonaccrual loans                                           $2,452         $1,078         $1,016
         Loans contractually past due 90 days or more as to
              interest or principal and still accruing               3,047            990          2,347
                                                                    ------         ------         ------
              TOTAL UNDER-PERFORMING AND RESTRUCTURED LOANS          5,499          2,068          3,363
         Other real estate owned                                       797            203          1,322
                                                                    ------         ------         ------
              TOTAL UNDER-PERFORMING ASSETS                         $6,296         $2,271         $4,685
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

         As of September 30, 2000, 75.6% of total assets were funded by core deposits while 13.4% were funded with secondary sources of liquidity discussed above, compared to 73.1% and 14.4%, respectively, as of December 31, 1999.

         The net loan-to-deposit ratio decreased from 94.0% on December 31, 1999 to 91.6% on September 30, 2000 primarily as a result of the acquisition of the Western Kentucky Group (see Note 2 to the accompanying unadudited consolidated financial statements). The Western Kentucky Group had a net loan-to-deposit ratio of 65.8% on the date of acquisition.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           SEPTEMBER 30, 2000 AND 1999

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

         INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
         (In thousands, except per share data)
                                                                   CHANGE IN INTEREST RATES FROM
                                                                      SEPTEMBER 30, 2000 RATES
                                                                    INCREASE              DECREASE
         SIMULATED IMPACT IN THE NEXT 12 MONTHS               +200BP     +100BP     -100BP       -200BP
                                                              ------     ------     -------      -------
         Net income increase (decrease)                       $4,042     $2,675     $(2,843)     $(6,358)
         Net income per share-basic increase (decrease)       $ 0.25     $ 0.16     $ (0.17)     $ (0.39)
         Net income per share-diluted increase (decrease)     $ 0.25     $ 0.16     $ (0.17)     $ (0.39)

         Given an immediate and sustained parallel shift upward of 200 basis points to the yield curve used in the simulation model, it is estimated that net income for Area would increase by $4.04 million over the next year. Estimated diluted earnings per share would increase by $0.25 over the same period. A 200 basis point immediate and sustained parallel shift downward in the yield curve would decrease net income by an estimated $6.36 million over the next year while decreasing diluted earnings per share $0.39. All of the above changes in net income are within the policy guidelines established by the Board of Directors.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           SEPTEMBER 30, 2000 AND 1999

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings
                  Not applicable.

         Item 2.  Changes in Securities
                  Not applicable

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

         Item 5.  Other Information
                  Not applicable.

         Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit No.                Description of Exhibit
             ----------                 ----------------------
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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           SEPTEMBER 30, 2000 AND 1999

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

         10.18*   Form of Incentive Stock Option Award pursuant to the Area
                  Bancshares Corporation 2000 Stock Option and Equity Incentive
                  Plan. (Incorporated by reference to the exhibit filed with Area's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 2000.)

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           SEPTEMBER 30, 2000 AND 1999

         Item 6.  Exhibits and Reports on Form 8-K (continued)

         (a) Exhibit No.                Description of Exhibit
             ---------------              ----------------------
         10.19*   Form of Non-Qualified Stock Option Award pursuant to the Area
                  Bancshares Corporation 2000 Stock Option and Equity Incentive
                  Plan. (Incorporated by reference to the exhibit filed with
                  Area's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 2000.)

         10.20*   Form of Area Bancshares Corporation Restricted Stock Agreement
                  (under the Area Bancshares Corporation 2000 Stock Option and
                  Equity Incentive Plan.) (Incorporated by reference to the exhibit filed with Area's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

                  * The indicated exhibit is a compensatory plan or arrangement.

         27.1     Financial Data Schedule (for SEC use only)

         (b) Two reports on Form 8-K dated October 20, 2000 and October 23, 2000 were filed with the United States Securities and Exchange Commission and reported the following under "Item 5 - Other Events":

                  October 20, 2000 Form 8-K: On October 19, 2000 Area Bancshares announced that its Board of Directors approved the repurchase over the next twelve months of up to 5% of its common stock as market conditions permit in the open market or through non-solicited privately negotiated transactions. The total number of shares repurchased could total 812,536 based on 16,250,712 shares outstanding as of October 16, 2000.

                  October 23, 2000 Form 8-K: On October 18, 2000 Area Bancshares ("Area") issued a press release announcing its results for the three and nine-month periods ended September 30, 2000. In the press release Area also announced that it was restating its net income for the three-month period ended March 31, 2000. The restatement is being done to correct the accounting for a portion of the deferred taxes associated with the acquisition that was completed on January 31, 2000. The restatement resulted in an increase in income tax expense of $1.28 million and a corresponding reduction in goodwill recorded in accounting for the acquisition. The effects of the restatement have been included in the results for the nine-months ended September 30, 2000. For the three-month period ended March 31, 2000, the originally reported net income of $12.88 million or $0.78 per diluted share has been restated to $11.60 million or $0.70 per diluted share. For the six-month period ended June 30, 2000, the originally reported year-to-date net income of $24.59 million or $1.48 per diluted share has been restated to $23.31 million or $1.41 per diluted share.

                  Area intends to file amendments to its quarterly reports on Form 10-Q for the periods ended March 31, 2000 and June 30, 2000 to reflect the restated results for the first quarter and second quarter year-to-date periods.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           SEPTEMBER 30, 2000 AND 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AREA BANCSHARES CORPORATION



Date:    November 13, 2000                   By: /s/ Thomas R. Brumley
       -----------------------                   -------------------------------
                                                 Thomas R. Brumley
                                                 President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)



Date:    November 13, 2000                   By: /s/ Edward J. Vega
       -----------------------                   -------------------------------
                                                 Edward J. Vega
                                                 Senior Vice President-Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)



Date:    November 13, 2000                   By: /s/ Gary R. White
       -----------------------                   -------------------------------
                                                 Gary R. White
                                                 Vice President, Controller
                                                 (Principal Accounting Officer)