Form 10-Q/A
period 2000-03-31
AREA BANCSHARES CORP
filed 2001-01-22
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

                           AREA BANCSHARES CORPORATION

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                       PAGE NUMBER
EXPLANATORY NOTE: PURPOSE OF THIS AMENDMENT ON FORM 10-Q/A
Area Bancshares is filing this Form 10-Q/A for the quarterly period ended March
31, 2000 to restate the financial information pertaining to the accounting for a portion of the deferred taxes recorded during the quarter ended March 31, 2000 associated with the acquisition of the Western Kentucky Group (see Note 3 in the accompanying unaudited financial statements) which was completed on January 31,
2000.

     Item 1.  Financial Statements                                                                          3

              Unaudited consolidated balance sheets, March 31, 2000, December 31, 1999
              and March 31, 1999                                                                            3

              Unaudited consolidated statements of income, three months ended
              March 31, 2000 and 1999                                                                       4

              Unaudited consolidated statements of comprehensive income, three months ended
              March 31, 2000 and 1999                                                                       5

              Unaudited consolidated statements of shareholders' equity, year ended December 31,
              1999 and three months ended March 31, 2000                                                    6

              Unaudited consolidated statements of cash flows three months ended
              March 31, 2000 and 1999                                                                       7

              Notes to unaudited consolidated financial statements                                          9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        13

              Results of operations                                                                        14

              Financial position                                                                           22

              Liquidity                                                                                    25

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   26

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            27

     Item 2.  Changes in Securities                                                                        27

     Item 3.  Defaults Upon Senior Securities                                                              27

     Item 4.  Submission of Matters to a Vote of Security Holders                                          27

     Item 5.  Other Information                                                                            27

     Item 6.  Exhibits and Reports on Form 8-K                                                             27

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  MARCH 31          DECEMBER 31        MARCH 31
                                                                                    2000               1999              1999
ASSETS                                                                           (RESTATED)
Cash and due from banks                                                          $    76,107       $    98,598       $    91,567
Interest bearing deposits with banks                                                   7,249             6,010             7,608
Federal funds sold                                                                        --                --            11,728
Securities:
     Available for sale (amortized cost of $402,402, $325,884 and $360,464)          434,334           363,627           428,939
     Held to maturity (fair value of $129,910, $129,028, and $127,337)               129,463           129,089           121,262
                                                                                 -----------       -----------       -----------
          TOTAL SECURITIES                                                           563,797           492,716           550,201
                                                                                 -----------       -----------       -----------

Mortgage loans held for sale                                                           8,350             8,682            12,329

Loans, net of unearned discount                                                    1,883,588         1,631,396         1,455,798
     Less allowance for loan losses                                                   27,540            23,055            23,616
                                                                                 -----------       -----------       -----------
          NET LOANS                                                                1,856,048         1,608,341         1,432,182
                                                                                 -----------       -----------       -----------

Premises and equipment, net                                                           51,787            44,986            44,142
Goodwill and other intangible assets                                                  63,885            32,969            35,849
Other assets                                                                          53,394            48,219            53,577
                                                                                 ===========       ===========       ===========
          TOTAL ASSETS                                                           $ 2,680,617       $ 2,340,521       $ 2,239,183
                                                                                 ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing                                                          $   303,142       $   264,951       $   236,764
   Interest-bearing                                                                1,749,462         1,446,831         1,520,051
                                                                                 -----------       -----------       -----------
     TOTAL DEPOSITS                                                                2,052,604         1,711,782         1,756,815
                                                                                 -----------       -----------       -----------

Federal funds purchased                                                               39,350            74,362            25,739
Securities sold under agreements to repurchase                                       115,993           118,408            99,803
Notes payable to the U.S. Treasury                                                    27,004            14,934             1,929
Advances from the Federal Home Loan Bank                                              85,838           130,210            40,335
Other borrowings                                                                      60,725               135             5,087
Accrued expenses and other liabilities                                                29,189            23,726            37,073
                                                                                 -----------       -----------       -----------
     TOTAL LIABILITIES                                                             2,410,703         2,073,557         1,966,781
                                                                                 -----------       -----------       -----------
      SHAREHOLDERS' EQUITY

Preferred stock, no par value; authorized 500,000 shares; none issued                     --                --                --
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding March 31, 2000, 16,355,348 December 31, 1999,
     16,512,809 and March 31, 1999, 16,972,908                                        28,176            28,449            29,250
Paid-in capital                                                                       35,632            35,632            35,632
Retained earnings                                                                    186,303           178,911           163,803
Deferred compensation on restricted stock                                               (424)             (455)             (587)
ESOP and MRP loan obligations                                                            (95)              (95)             (216)
Accumulated other comprehensive income                                                20,322            24,522            44,520
                                                                                 -----------       -----------       -----------
     TOTAL SHAREHOLDERS' EQUITY                                                      269,914           266,964           272,402
                                                                                 -----------       -----------       -----------

Commitments and contingent liabilities

                                                                                 ===========       ===========       ===========
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 2,680,617       $ 2,340,521       $ 2,239,183
                                                                                 ===========       ===========       ===========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31
                                                               2000          1999
                                                            (RESTATED)
Interest Income:
     Loans, including fees                                    $38,569      $31,246
     Interest bearing deposits with banks                          92          103
     Federal funds sold                                           417          725
     Taxable securities                                         5,357        4,736
     Tax exempt securities                                      2,256        1,958
                                                              -------      -------
          TOTAL INTEREST INCOME                                46,691       38,768
                                                              -------      -------
Interest expense:
     Interest on deposits                                      16,849       15,696
     Interest on borrowings                                     5,158        2,337
                                                              -------      -------
          TOTAL INTEREST EXPENSE                               22,007       18,033
                                                              -------      -------
          Net interest income                                  24,684       20,735

Provision for loan losses                                         322          164
                                                              -------      -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       24,362       20,571
                                                              -------      -------
Non-interest income:
     Commissions and fees on fiduciary activities               1,356        1,339
     Service charges on deposit accounts                        2,781        2,166
     Other service charges, commissions and fees                1,941        1,324
     Security gains (losses), net                               8,208        2,597
     Gains on sales of loans, net                                 122          425
     Other non-interest income                                    965        1,124
                                                              -------      -------
          TOTAL NON-INTEREST INCOME                            15,373        8,975
                                                              -------      -------
Non-interest expenses:
     Salaries and employee benefits                             9,899        9,090
     Net occupancy expense                                      1,371        1,283
     Furniture and equipment expense                            1,647        1,490
     Federal deposit insurance                                     78           68
     Data processing expense                                    1,498        1,504
     Other non-interest expenses                                7,237        4,856
                                                              -------      -------
          TOTAL NON-INTEREST EXPENSES                          21,730       18,291
                                                              -------      -------

       Income before income tax expense                        18,005       11,255
Income tax expense                                              6,402        2,977
                                                              -------      -------
          NET INCOME                                          $11,603      $ 8,278
                                                              =======      =======

Per common share:
     Net income-basic                                         $  0.71      $  0.49
               -diluted                                       $  0.70      $  0.48
     Cash dividends                                           $ 0.055      $ 0.045

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED MARCH 31, 2000
                                                                                            2000             1999
                                                                                          (RESTATED)
Net income                                                                                 $ 11,603       $  8,278

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period                          542         14,670
           Less reclassification adjustment for gains (losses) included in net income        (4,742)        (1,688)
                                                                                           --------       --------

Other comprehensive income                                                                   (4,200)        12,982
                                                                                           --------       --------

COMPREHENSIVE INCOME                                                                       $  7,403       $ 21,260
                                                                                           ========       ========



















SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       YEAR ENDED DECEMBER 31, 1999 AND THREE MONTHS ENDED MARCH 31, 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)
                                   (RESTATED)

                                 COMMON       COMMON    PAID-IN    RETAINED     DEFERRED      ESOP AND     ACCUMULATED      TOTAL
                                 STOCK-       STOCK-    CAPITAL    EARNINGS   COMPENSATION    MRP LOAN        OTHER
                                 SHARES       AMOUNT                         ON RESTRICTED  OBLIGATIONS   COMPREHENSIVE
                                                                                STOCK                         INCOME
Balance, December 31, 1998      15,669,729    $24,397   $35,632   $147,474      $(612)         $(216)        $31,538      $238,213

Net income                                                          38,259                                                  38,259
Common Stock Issued              1,299,969      4,845                8,784                                                  13,629
Cash dividends declared ($0.20
  per share)                                                        (3,355)                                                 (3,355)
Repurchase of common stock        (564,994)      (979)             (13,468)                                                (14,447)
Stock options exercised,
  including tax benefits           110,832        190                1,270                                                   1,460
Amortization of deferred
  compensation on restricted
  stock                                                                           100                                          100
Net restricted stock forfeited      (2,727)        (4)                 (53)        57                                          ---
Repayment of ESOP loan
  obligations                                                                                    121                           121
Change in other comprehensive
  income (loss), net of tax                                                                                   (7,016)       (7,016)
                                ----------    -------   -------   --------      -----          -----         -------      --------
Balance, December 31, 1999      16,512,809     28,449    35,632    178,911       (455)           (95)         24,522       266,964

Net income, restated                                                11,603                                                  11,603
Cash dividends declared
  ($0.055 per share)                                                  (899)                                                   (899)
Repurchase of common stock        (159,929)      (277)              (3,335)                                                 (3,612)
Stock options exercised,
  including tax benefits             2,468          4                   23                                                      27
Amortization of deferred
  compensation on restricted
  stock                                                                            31                                           31
Change in other comprehensive
  income (loss), net of tax                                                                                   (4,200)       (4,200)
                                ----------    -------   -------   --------      -----           ----         -------      --------
Balance, March 31, 2000         16,355,348    $28,176   $35,632   $186,303      ($424)          ($95)        $20,322      $269,914
                                ==========    =======   =======   ========      =====           ====         =======      ========



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           2000                 1999
                                                                                        (UNAUDITED)          (UNAUDITED)
                                                                                         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                            $11,603               $8,278
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                                                 322                  164
     Depreciation, amortization and accretion, net                                           1,680                1,369
     Gain on sales of securities and loans, net                                             (8,330)              (3,022)
     Loss (gain) on sales of other real estate owned                                            --                   11
     Loss (gain) on disposals of equipment                                                    (143)                 (40)
     Deferred income taxes                                                                  (1,333)               1,788
     Purchases of mortgage loans held for sale                                              (1,469)             (34,020)
     Proceeds from sales of mortgage loans held for sale                                    11,937               35,899
     Other, net                                                                             15,303                4,103
                                                                                           -------              -------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               29,570               14,530
                                                                                           -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease (increase) in interest bearing deposits with banks                            (1,239)                 826
     Proceeds from sales of securities available for sale                                    5,068                1,867
     Proceeds from sales of securities held to maturity                                         --                   --
     Proceeds from maturities of securities available for sale                              39,227               58,312
     Proceeds from maturities of securities held to maturity                                 1,623               18,693
     Calls of securities available for sale                                                     --                2,200
     Calls of securities held to maturity                                                      300                1,435
     Purchases of securities available for sale                                            (15,747)            (130,169)
     Purchases of securities held to maturity                                               (2,240)              (1,028)
     Decrease in federal funds sold and securities
        purchased under agreements to resell                                                27,250               24,400
     Loans sold (originated), net of principal collected on loans                          (43,182)              56,218
     Purchases of premises and equipment, net                                               (1,407)              (2,156)
     Cash and cash equivalents from acquisitions                                                --                7,249
     Purchase of banks, net of cash and due from banks                                     (52,563)                  --
     Proceeds from sale of ABC Credit loans                                                     --                  136
     Proceeds from sale of property, plant and equipment                                       273                   40
     Proceeds from sales of other real estate owned                                             46                   41
                                                                                          --------               ------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                              (42,591)              38,064
                                                                                          --------               ------




                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               2000              1999
                                                                                            (UNAUDITED)       (UNAUDITED)
                                                                                            (RESTATED)
CASH FLOWS FROM FINANCING ACTIVITIES:

     Increase (decrease) in deposits                                                         $ 12,853          $ (81,248)
     Increase (decrease) in federal funds purchased                                           (35,982)            24,632
     Decrease in securities sold under agreements to repurchase                                (2,415)           (13,688)
     Increase in notes payable to the U.S. Treasury                                            12,070                875
     Decrease in advances from the Federal Home Loan Bank                                     (52,102)            (2,800)
     Increase (decrease) in other borrowings                                                   60,590            (10,728)
     Proceeds from issuance of common stock and stock options exercised                            27                 39
     Repurchase of common stock                                                                (3,612)                --
     Cash dividends paid                                                                         (899)              (763)
                                                                                             --------          ----------
          NET CASH USED IN FINANCING ACTIVITIES                                                (9,470)           (83,681)
                                                                                             --------          ---------

DECREASE IN CASH AND DUE FROM BANKS                                                           (22,491)           (31,087)
CASH AND DUE FROM BANKS, JANUARY 1                                                             98,598            122,654
                                                                                             ========          =========
CASH AND DUE FROM BANKS, MARCH 31                                                            $ 76,107          $  91,567
                                                                                             ========          =========

Cash flow information:
     Income tax payments                                                                           --                 --
     Interest payments                                                                         20,823             18,730

Non-cash transactions:
     Loans transferred to other assets                                                            128                875




















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

NOTE 2.    RESTATEMENT OF FINANCIAL STATEMENTS

           Area Bancshares is filing this Form 10-Q/A for the quarterly period ended March 31, 2000 to restate the financial information pertaining to the accounting for a portion of the deferred taxes recorded during the quarter ended March 31, 2000 associated with the acquisition of the Western Kentucky Group (see Note 3) which was completed on January 31, 2000. Certain components of the deferred taxes related to this transaction were recorded as a reduction of income tax expense for the quarter ended March 31, 2000 and should have been recorded as a reduction of goodwill recorded in accounting for the acquisition. This restatement had the effect of an increase in income tax expense of $1.28 million and a corresponding reduction in goodwill recorded in accounting for the acquisition. There was no change in income before income taxes or cash flows as a result of this restatement. The effects of the restatement are presented in the table below.

                                                                THREE MONTHS ENDED
                                                                   MARCH 31, 2000
                                                                  AS
                                                               REPORTED     RESTATED

           (Amounts in thousands, except per share data)
           Consolidated Statements of Income:
                Income tax expense                            $    5,123   $    6,402
                Net income                                        12,882       11,603
                Per common share:
                     Net income-basic                               0.78         0.71
                               -diluted                             0.78         0.70

           Consolidated Balance Sheets:
                Goodwill and other intangible assets              65,164       63,885
                Total assets                                   2,681,896    2,680,617
                Retained earnings                                187,582      186,303
                Total shareholders' equity                       271,193      269,914
                Total liabilities and shareholders' equity     2,681,896    2,680,617

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

NOTE 3.    BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS)

           On January 31, 2000 Area acquired Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky ("Western Kentucky Group"). Area paid $77,750,000 in cash for these banking companies. On January 31, 2000, total assets of these four affiliated banking companies were $383,692,000, total loans were $220,030,000, total deposits were $327,969,000 and total capital was $44,314,000. The transaction was accounted for as a purchase transaction, accordingly, the results of operations of these banks have been included in the unaudited financial statements since the date of acquisition. In conjunction with the acquisition, approximately $32,949,000 of intangibles were recorded and will be amortized over the appropriate period.

           The following is a summary unaudited balance sheet as of January 31, 2000, the date of acquisition, for the Western Kentucky Group:

                           WESTERN KENTUCKY GROUP(1)
                              SUMMARY BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              JANUARY 31
                                                                 2000
           ASSETS
           Cash and due from banks                             $ 25,237
           Federal funds sold                                    27,250
           Investment securities                                101,144
           Loans, net of unearned discount                      220,030
                Less allowance for loan losses                    4,368
                                                               --------
                     Net loans                                  215,661
           Other assets                                          14,400
                                                               --------
                    TOTAL ASSETS                               $383,692
                                                               ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           Deposits:
                Non-interest bearing deposits                  $ 55,790
                Interest-bearing deposits                       272,179
                                                               --------
                      Total deposits                            327,969
           Borrowed funds                                         8,700
           Other liabilities                                      2,709
                                                               --------
                Total liabilities                               339,378
           Shareholders' equity                                  44,314
                                                               --------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $383,692
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

NOTE 3.    BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS)
           (CONTINUED)

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

NOTE 4.    NET INCOME PER COMMON SHARE

           Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

           Diluted earnings per share give effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options.

           The components of basic and diluted earnings per share are as follows:

                                                                       THREE MONTHS
                                                                       ENDED MARCH 31
                                                                       2000      1999
                                                                      -------   -------
           (Amounts in thousands, except per share data)
           NET INCOME, BASIC AND DILUTED                              $11,603   $ 8,278
                                                                      =======   =======
           Average shares outstanding                                  16,414    16,915
           Effect of dilutive securities                                  185       251
                                                                      -------   -------
           Average shares outstanding including dilutive securities    16,599    17,166
                                                                      =======   =======
           NET INCOME PER SHARE, BASIC                                $  0.71   $  0.49
                                                                      =======   =======
           NET INCOME PER SHARE, DILUTIVE                             $  0.70   $  0.48
                                                                      =======   =======

NOTE 5.    SECURITIES

           The amortized cost and approximate market values of securities as of March 31, 2000 and December 31, 1999 are as follows:

           AVAILABLE FOR SALE

           (Amounts in thousands)
                                                              AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                                                                 COST        GAINS      LOSSES      VALUE
                                                               --------     -------     ------     --------
           U.S. Treasury and federal agencies                  $275,075     $    45     $4,015     $253,105
           Mortgage-backed securities                            77,220         198      1,702       75,716
           Obligations of state and political subdivisions       48,557         167        605       48,119
           Equity and other securities                           19,550      38,467        623       57,394
                                                               --------     -------     ------     --------
           BALANCE AT MARCH 31, 2000                           $402,402     $38,877     $6,945     $434,334
                                                               ========     =======     ======     ========


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

NOTE 5.    SECURITIES (CONTINUED)

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
                                                               ========     =======     ======     ========

           The increases from December 31, 1999 to March 31, 2000 in amortized cost from $325,884,000 to $402,402,000 and market value from $363,627,000 to $434,334,000 for securities available for sale were the result of securities added as a result of the acquisition on January 31, 2000 of Bank of Livingston County, Bank of Lyon County, Dees Bank of Hazel and Peoples Bank of Murray (see Note 3). Excluding this acquisition, amortized cost total would have declined $20,757,000 from December 31, 1999 to March 31, 2000 while the market value total would have declined $25,011,000 during this period.

           HELD TO MATURITY

           (Amounts in thousands)
                                                              AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                                                                 COST        GAINS      LOSSES      VALUE
                                                               --------     -------     ------     --------
           MARCH 31, 2000
           Obligations of state and political subdivisions     $129,463     $ 1,952     $1,505     $129,910
                                                               ========     =======     ======     ========
           DECEMBER 31, 1999
           Obligations of state and political subdivisions     $129,089     $ 2,015     $2,076     $129,028
                                                               ========     =======     ======     ========

NOTE 6.    NEW ACCOUNTING STANDARDS

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

           Area must adopt SFAS No. 133 (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133") by January 1, 2001, however early adoption is permitted. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Area has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of adoption

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

NOTE 7.    INTANGIBLES

           As of March 31, 2000, intangibles totaled $63,885,000 compared to $32,969,000 on December 31, 1999. The increase was the result of $32,157,000 of intangibles added as a result of the Peoples Bank of Murray; Dees Bank of Hazel; Bank of Lyon County; and Bank of Livingston County ("Western Kentucky Group") acquisition (see Note
           3). Excluding the $32,157,000 of newly added intangibles, which are being amortized but have not been fully allocated as of March 31, 2000, the excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $27,880,000 and $30,007,000 net of accumulated amortization as of March 31, 2000 and December 31, 1999, respectively, is being amortized over a 10-20 year period on a straight-line basis. Other intangible assets consist of the value of core deposits purchased of approximately $2,084,000 and $2,249,000, net of accumulated amortization, as of March 31, 2000 and December 31, 1999, respectively, which is being amortized by an accelerated method over ten years and a purchased bank charter of $675,000 and $713,000 as of March 31, 2000 and December 31, 1999,
           respectively, which is being amortized over a 10-year period on a straight-line basis. Amortization expense for the three-month period ended March 31, 2000 and 1999 was $1,238,000 and $876,000, respectively.

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

           On January 20, 2000, Area announced that it will undertake a consolidation of its operations during 2000. Area expects to consolidate the operations and charters of its affiliate banks (other than Vine Street Trust, Lexington, Kentucky) to gain operating efficiencies and raise brand awareness by adopting the common name of "Area Bank." Preliminary estimates of the annual savings from the consolidation are approximately $4,000,000 pre-tax. Preliminary estimates of the one-time costs associated with the consolidation are approximately $3,100,000 pre-tax. These costs will be incurred starting in the second quarter of 2000 and will be completed by the end of the second quarter of 2001. The expected annual savings of approximately $4,000,000 will not begin to be fully realized until the third quarter of 2001.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

           GENERAL (CONTINUED)

           The discussion that follows is intended to provide additional insight into Area's financial condition and results of operations which includes the merger with Peoples Bancorp of Winchester since January 4, 1999, the acquisition of the Eifler Group since October 4, 1999 and the acquisition of the Western Kentucky Group since February 1, 2000 (see Note 3 in the accompanying unaudited financial statements for details of these transactions). Where considered significant, the impact of these transactions on Area's results of operations and financial condition is discussed. This discussion should be read with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this Form 10-Q. This discussion has been adjusted to reflect the restatement of certain items as discussed in Note 2 in the accompanying unaudited financial statements.

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

A.         RESULTS OF OPERATIONS

           Net income for the quarter ended March 31, 2000 was $11,603,000 versus $8,278,000 in the same period of 1999. Diluted earnings per share were $0.70 compared to $0.48 for the same period in 1999. The increase during the current quarter compared to the first quarter of 1999 was $3,325,000 or 40.2% for net income and $0.22 or 45.8% per diluted share. Area's net income for the first quarter of 2000 produced an annualized return on average assets of 1.85% and an annualized return on average equity of 18.38% compared to prior year ratios of 1.49% (annualized) and 13.13% (annualized), respectively. The improved earnings during the quarter compared to the first quarter of 1999 were largely the result of an increase in security gains from $2,597,000 in the first quarter of 1999 to $8,208,000, an increase in net interest income on a taxable equivalent basis totaling $4,122,000 and an increase in non-interest income excluding security gains of $787,000 or 12.3%. These increases in net income were partially off-set by a $3,439,000 increase in non-interest expenses. The gains on the sale of securities during the first quarter of both 2000 and 1999 reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

A.         RESULTS OF OPERATIONS (CONTINUED)

           The current quarter includes the results of operations of the Western Kentucky Group (see Note 3 in the accompanying unaudited financial statements) from February 1, 2000 as a result of the acquisition having been accounted for as a purchase transaction. The table that follows provides a summary income statement for Area and the Western Kentucky Group for the quarter ended March 31, 2000:

           (Amounts in thousands, except per share data)
                                                                THREE MONTHS ENDED MARCH 31, 2000
                                                                              WESTERN
                                                                              KENTUCKY
                                                                    AREA       GROUP       TOTAL
                                                                   -------     ------     -------
           Interest income                                         $42,219     $4,472     $46,691
           Interest expense                                         19,802      2,205      22,007
                                                                   -------     ------     -------
           Net interest income                                      22,417      2,267      24,684
           Provision for loan losses                                   283         39         322
                                                                   -------     ------     -------
           Net interest income after provision for loan losses      22,134      2,228      24,362
           Non-interest income                                      14,887        486      15,373
           Non-interest expenses                                    19,654      2,076      21,730
                                                                   -------     ------     -------
           Income before income tax expense                         17,367        638      18,005
           Income tax expense                                        6,092        310       6,402
                                                                   -------     ------     -------
               NET INCOME                                          $11,275     $  328     $11,603
                                                                   =======     ======     =======
           Per common share:
               Net income-basic                                    $  0.68     $ 0.03     $  0.71
               Net income-diluted                                  $  0.68     $ 0.02     $  0.70

           Area believes that a meaningful comparison of the results of operations excludes nonrecurring items. As shown in the following table, during the current quarter security gains in the amount of $4,742,000 after-tax ($8,208,000 pre-tax) were recorded, a gain totaling $93,000 after-tax ($143,000 pre-tax) on the sale of fixed assets was recognized and merger-related adjustments were made which totaled $248,000 after-tax ($382,000 pre-tax) were made in connection with the acquisition of the Western Kentucky Group. During the first quarter of 1999 security gains totaling $1,688,000 after-tax ($2,597,000 pre-tax) were recorded, merger-related adjustments of $122,000 after-tax which enhanced net income and a favorable insurance settlement of $615,000 after-tax ($945,000 pre-tax) was recognized. Core operating income during the first quarter of 2000 and 1999, which is net income adjusted for these items, totaled $7,016,000 or $0.42 per diluted share and $5,854,000 or $0.34 per diluted share, respectively. Core operating net income increased $1,162,000 or 19.9% to $7,016,000 while core operating diluted earnings per share increased $0.08 or 23.5% to $0.42 from the first quarter of 1999.

           CORE OPERATING NET INCOME

           (Amounts in thousands, except percentages)
                                                            3 MONTHS ENDED
                                                               MARCH 31
                                                           2000         1999
                                                         --------      -------
           Net income as reported                        $ 11,603      $ 8,279

           Add or (deduct) net of taxes:
           Security transactions                           (4,742)      (1,688)
           Insurance settlement                                --         (615)
           Gain on the sale of fixed assets                   (93)          --
           Merger/acquisition-related adjustments             248         (122)
                                                         --------      -------
           CORE OPERATING NET INCOME                     $  7,016      $ 5,854
                                                         ========      =======
           CORE OPERATING BASIC EARNINGS PER SHARE       $   0.43      $  0.35
           CORE OPERATING DILUTED EARNINGS PER SHARE     $   0.42      $  0.34

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

A.         RESULTS OF OPERATIONS (CONTINUED)

           As shown in the following table, return on average assets was 1.85% (annualized) in the first quarter of 2000 compared to 1.49% (annualized) during the same period of 1999. Core operating return on average assets (excluding the items discussed above) totaled 1.12% (annualized) during the quarter ended March 31, 2000 compared to 1.05% (annualized) for the same period in 1999. Return on average equity was 18.38% (annualized) during the quarter ended March 31, 2000 compared to 13.13% (annualized) during the first quarter of 1999. Core operating return on average equity (excluding the items discussed above) was 11.11% (annualized) for the quarter ended March 31, 2000 and 9.29% (annualized) for the first quarter of 1999.

           The following table provides selected operating data, per share data, selected ratios and average balances for the three-month periods ended March 31, 2000 and 1999:


           (Amounts in thousands, except percentages and per share data)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                                2000         1999       CHANGE
                                                             ----------   ----------   --------
           OPERATING DATA
             Net income                                      $   11,603   $    8,278   $  3,325
             Core operating net income (1)                        7,016        5,854      1,162
           PER SHARE DATA
             Basic earnings per share                              0.71         0.49       0.22
             Core operating basic earnings per share (1)           0.43         0.35       0.08
             Diluted earnings per share                            0.70         0.48       0.22
             Core operating diluted earnings per share (1)         0.42         0.34       0.08
             Cash dividends per share                             0.055        0.045       0.01
             Book value at March 31                               16.50        16.05       0.45
             Market price at March 31                             19.88        23.38      (3.50)
           SELECTED RATIOS AND DATA
             Return on average assets (2)                          1.85%        1.49%      0.36%
             Core operating return on average assets (1)(2)        1.12%        1.05%      0.07%
             Return on average equity (2)                         18.38%       13.13%      5.25%
             Core operating return on average equity (1)(2)       11.11%        9.29%      1.82%
             Efficiency ratio                                     52.60%       59.44%     (6.84%)
             Efficiency ratio (1)                                 64.78%       65.97%     (1.19%)
             Net interest margin (2)                               4.46%        4.22%      0.24%
             Equity-to-assets                                     10.07%       12.17%     (2.10%)
             Allowance for loan losses to loans                    1.46%        1.62%     (0.16%)
             Allowance for loan losses to
                 nonperforming loans                              403.9%       954.2%    (550.3)
             Nonperforming loans to total loans                    0.36%        0.17%      0.19%
           AVERAGE BALANCES
                Total assets                                 $2,523,234   $2,251,909   $271,325
                Earning assets                                2,339,522    2,094,743    244,779
                Shareholders' equity                            253,943      255,633     (1,690)

           (1) Excludes items presented in the Core Operating Net Income table above.

           (2)        Percentages annualized.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

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


           (Amounts in thousands, except percentages and per share data)

                                                                       THREE MONTHS ENDED MARCH 31
                                                                      2000         1999        CHANGE
                                                                    ---------    ---------    ---------
           Core operating net income (1)                            $   7,016    $   5,854    $   1,162
           Add back:
                Goodwill and other intangible amortization              1,238          876          362
                Less: tax effect                                          185          154           31
                                                                    ---------    ---------    ---------
           CASH BASED CORE OPERATING NET INCOME                     $   8,069    $   6,576    $   1,493
                                                                    =========    =========    =========

           (1) Excludes items presented in the Core Operating Net Income table above.


           (Amounts in thousands, except percentages and per share data)

                                                                       THREE MONTHS ENDED MARCH 31
                                                                      2000         1999        CHANGE
                                                                    ---------    ---------    ---------
           Per share data
             Cash based core operating basic earnings per share     $    0.49    $    0.39    $    0.10
             Cash based core operating diluted earnings per share   $    0.49         0.38         0.11
           Performance ratios (annualized)
             Cash based core operating return on tangible assets         1.31%        1.20%        0.11%
             Cash based core operating return on tangible equity        15.47%       12.08%        3.33%
             Cash based core operating efficiency ratio                 61.02%       62.74%       (1.72%)

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

           NET INTEREST INCOME (CONTINUED)

           The following presents the components of net income on a taxable equivalent basis:

           (Amounts in thousands)                        THREE MONTHS ENDED MARCH 31
                                                          2000      1999     CHANGE
                                                         -------   -------   ------
           Interest income                               $46,691   $38,768   $7,923
           Taxable-equivalent adjustment                   1,251     1,078      173
                                                         -------   -------   ------
                Interest income-taxable equivalent        47,942    39,846    8,096
           Interest expense                               22,007    18,033    3,974
                                                         -------   -------   ------
                Net interest income-taxable equivalent    25,935    21,813    4,122
           Provision for loan losses                         322       164      158
           Non-interest income                            15,373     8,975    6,398
           Non-interest expenses                          21,730    18,291    3,436
                                                         -------   -------   ------
                Income before income taxes                19,256    12,333    6,923
           Income taxes                                    6,402     2,977    3,425
           Taxable-equivalent adjustment                   1,251     1,078      173
                                                         -------   -------   ------
                     NET INCOME                          $11,603   $ 8,278   $3,325
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

           (Amounts in thousands, except percentages)

                                                        THREE MONTHS ENDED MARCH 31
                                                     2000          1999         CHANGE
                                                  ----------    ----------    ----------
           Average rate on earning assets (1)           8.24%         7.71%         0.53%
           Average rate on interest
                bearing liabilities (1)                 4.48%         4.23%         0.25%
           Net interest spread (1)                      3.76%         3.48%         0.28%
           Net interest margin (1)                      4.46%         4.22%         0.24%
           Average earning assets                 $2,339,522    $2,094,743    $  244,779
           Average interest bearing liabilities    1,974,306     1,729,337       244,969

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

           PROVISION FOR LOAN LOSSES (CONTINUED)

           An analysis of the changes in the allowance for loan losses and selected ratios follows:

           (Amounts in thousands, except percentages)                   THREE MONTHS ENDED MARCH 31
                                                                    2000            1999          CHANGE
                                                                 -----------     -----------     ---------
           Beginning balance                                     $    23,055     $    21,651     $   1,404
           Additions through acquisitions                              4,323           1,857         2,466
           Provision for loan losses                                     322             164           158
           Loan loss recoveries                                          316             492          (176)
           Loans charged off                                            (476)           (548)          (72)
                                                                 -----------     -----------     ---------
           BALANCE, MARCH 31                                     $    27,540     $    23,616     $   3,924
                                                                 ===========     ===========     =========

           Average loans, net of unearned income                 $ 1,764,978     $ 1,484,831     $ 280,147
           Provision for loan losses to average loans (1)               0.07%           0.04%         0.03%
           Net loan charge-offs  to average loans (1)                   0.04%           0.02%         0.02%
           Allowance for loan losses to end of period loans             1.46%           1.62%        (0.16%)
           Allowance for loan losses to under-performing loans         403.9%          954.2%       (550.3%)

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

           NON-INTEREST INCOME

           The table that follows sets forth the components of non-interest income for the three months ended March 31, 2000 and 1999. The amounts listed below for the three-month periods include adjustments for the Western Kentucky Group and for non-recurring non-interest income for comparability purposes.

           NON-INTEREST INCOME

                                                                THREE MONTHS ENDED MARCH 31
           (Amounts in thousands)                                WESTERN
                                                           TOTAL KENTUCKY    AREA
                                                           AREA    GROUP     2000,
                                                           2000     2000    NET(1)    1999    CHANGE
                                                          -------   ----   -------   ------   -------
           Commissions and fees on fiduciary activities   $ 1,356     --   $ 1,356   $1,339   $    17
           Service charges on deposit accounts              2,781   $340     2,441    2,166       275
           Other service charges, commissions and fees      1,941    110     1,831    1,324       507
           Gains on sales of loans (net)                      122     --       122      425      (303)
           Other income                                       822     30       792      179       613
                                                          -------   ----   -------   ------   -------
               ADJUSTED NON-INTEREST INCOME                 7,022    480     6,542    5,433     1,109

           Non-recurring items:
           Security gains (losses), net                     8,208      6     8,202    2,597     5,605
           Insurance settlement                                --     --        --      945      (945)
           Gain on sale of fixed assets                       143     --       143       --       143
                                                          -------   ----   -------   ------   -------
               TOTAL                                      $15,373   $486   $14,887   $8,975   $ 5,912
                                                          =======   ====   =======   ======   =======

           (1) Excludes Western Kentucky Group. See Note 3 in the accompanying unaudited financial statements.

           During the quarter ended March 31, 2000 non-interest income totaled $15,373,000 compared to $8,975,000 in the first quarter of 1999. The increase during the current quarter was $6,398,000 or 71.3%. Included in the non-interest income totals for the current quarter is $486,000 from the Western Kentucky Group, which Area acquired on January 31, 2000. For comparative purposes, non-interest income from the Western Kentucky Group is excluded in the following analysis as a result of the acquisition having been accounted for as a purchase transaction in which the historical financial statements of Area were not restated. Also excluded in the following analysis is $8,351,000 of non-recurring non-interest income in 2000 and $3,542,000 in 1999. Excluding all of these items, adjusted non-interest income increased $1,109,000 or 20.4% to $6,542,000 from $5,433,000 in the first quarter of 1999. The following analysis compares adjusted non-interest income which excludes the Western Kentucky Group from the first quarter of 2000 as well as non-recurring non-interest income in both the first quarter of 2000 and 1999. Commissions and fees on fiduciary activities increased $17,000 or 1.3% to $1,356,000 in the first quarter of 2000. Service charges on deposit accounts increased $275,000 or 12.7% to $2,441,000 during the three ended March 31, 2000, when compared to similar period totals in 1999, due primarily to increases in fees charged. Other service charges, commissions and fees totaled $1,831,000 in the first quarter of 2000 compared to $1,324,000 in the first quarter of 1999. The increase was $507,000 or 38.3%. The increase for the current period was largely the result of an increase of $272,000 or 125.7% in security brokerage commissions earned through the Eifler Group and $95,000 or a 65.0% increase in credit card interchange fees due to increased cards outstanding and higher activity levels. Security gains (net) totaled $8,202,000 in the current quarter compared to $2,597,000 in the same period of 1999. These gains on the sale of securities reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change. Gains on the sales of loans decreased $303,000 or 71.3% to $122,000 in the first quarter of 2000 compared to the same period in 1999. Gains on the sales of loans were favorably impacted in the first three months of 1999 by lower interest rates and a strong refinancing market. Other income totaled $792,000 during the three months ended March 31, 2000 compared to $179,000 in the first quarter of 1999. This amount represents an increase of $613,000 or 342.5%. The increase during the current period was primarily the result of income earned from the sale of call options related to Area's equity investment portfolio.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

           NON-INTEREST EXPENSES

           The table that follows sets forth the components of non-interest expenses for the three months ended March 31, 2000, and 1999. The amounts listed below for the three-month period includes adjustments for the Western Kentucky Group and non-recurring non-interest expenses for comparability purposes.

           (Amounts in thousands)
                                                                THREE MONTHS ENDED MARCH 31
                                                                    WESTERN
                                                            TOTAL   KENTUCKY    AREA
                                                            AREA     GROUP      2000,
                                                            2000      2000     NET(1)    1999     CHANGE
                                                           ------    -----    ------    ------    ------
           Salaries and employee benefits                 $ 9,843   $  649   $ 9,194   $ 9,026   $   168
           Net occupancy expenses                           1,371       63     1,308     1,283        25
           Furniture and equipment expense                  1,647      128     1,519     1,490        29
           Federal deposit insurance                           78       13        65        68        (3)
           Data processing expense                          1,298      150     1,148     1,248      (100)
           Advertising and community relations                750       58       692       767       (75)
           Insurance and taxes                              1,051      107       944       621       323
           Professional fees                                1,324      113     1,211       652       559
           Amortization of intangibles                      1,238      279       959       876        83
           Other                                            2,748      134     2,614     1,940       674
                                                          -------   ------   -------   -------   -------
                ADJUSTED NON-INTEREST EXPENSES             21,348    1,694    19,654    17,971     1,683

           Non-recurring items:
           Merger and acquisition expense                     382      382        --       320      (320)
                                                          -------   ------   -------   -------   -------
                TOTAL                                     $21,730   $2,076   $19,654   $18,291   $ 1,363
                                                          =======   ======   =======   =======   =======

           (1) Excludes Western Kentucky Group. See Note 3 in the accompanying unaudited financial statements.

           During the quarter ended March 31, 2000, non-interest expenses totaled $ 21,730,000 compared to $18,291,000 in the first quarter of 1999. The increase during the current quarter was $3,439,000 or 18.8%. Included in the non-interest expenses for the current quarter is $2,076,000 from the Western Kentucky Group, which Area acquired on January 31, 2000 and is excluded for comparative purposes as a result of the acquisition having been accounted for as a purchase transaction in which the historical financials statements of Area were not restated. In addition $382,000 of merger-related expenses in 2000 and $320,000 in 1999 have been excluded. Excluding these items, adjusted non-interest expenses increased $1,683,000 or 9.4% to $19,654,000 from $17,971,000 in the first quarter of 1999. The following analysis compares adjusted non-interest expenses which excludes the Western Kentucky Group from the first quarter of 2000 and non-recurring non-interest expenses in both the first quarter of 2000 and 1999 (see the table above). Salaries and benefits increased $168,000 or 1.9% to $9,194,000 in the first quarter of 2000 from $9,026,000 in the first quarter of 1999. This increase was largely the result of annual salary adjustments. Net occupancy expenses increased $25,000 or 1.9% to $1,308,000 from $1,283,000 during the first quarter of 1999. Expenses related to the modernization of several facilities accounted for the increase. Furniture and equipment expenses totaled $1,519,000 during the first quarter of 2000 compared to $1,490,000 in the same period of 1999. The increase was 29,000 or 1.9%. Data processing expenses totaled $1,148,000 during the current quarter compared to $1,248,000 in the same period in 1999. The decrease was $100,000 or 8.0% for the quarter and reflected a reduced level of expenses associated with modifying computer application systems for Year 2000. Advertising and community relations decreased $75,000 or 9.8% to $692,000. Insurance and taxes totaled $944,000 in the current quarter compared to $621,000 in the first quarter of 1999. The increase was $323,000 or 52.0% and was the largely the result of increased state license taxes. Professional fees increased $559,000 or 85.7% compared to $652,000 in the first quarter of 1999. The increase during the current period was the result of acquisition activities as discussed in Note 3 in the accompanying unaudited financial statements. Other non-interest expenses totaled $2,614,000 during the current quarter compared to $1,940,000 during the same period in 1999. The current quarter reflected an increase of $674,000 or 34.7%. The increase was largely the result of increases in correspondent bank charges, other miscellaneous losses and office supplies.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

           INCOME TAX EXPENSE

           Income tax expense totaled $6,402,000 for the three-month period ended March 31, 2000 compared to $2,977,000 during the same period in 1999. Income tax expense, excluding these benefits in 1999, totaled $3,307,000. The increased level of income tax expense for the current three-month period was the result of higher pre-tax income and state taxes related to security gains. The effective tax rate was 35.6% during the three-month period ended March 31, 2000 compared to 26.5% (29.4% excluding the benefit discussed above) for the same period of 1999. The effective tax rate differs from the marginal income tax rate of 35% in both 2000 and 1999 due to the effects of tax exempt interest and goodwill amortization and state taxes in 2000. The increase in the effective income tax rate during 2000 is largely attributable to an increase in goodwill amortization and an increase in the amount of state taxes on security gains.

B.         FINANCIAL POSITION

           Total assets increased $340,096,000 or 14.5% to $2,680,617,000 from
           December 31, 1999. Excluding the acquisition of the Western Kentucky Group, which totaled $383,692,000 in assets, assets decreased approximately $43,596,000 or 1.9% from year-end. Assets averaged $2,523,234,000 in the quarter ended March 31, 2000 compared to $2,251,909,000 during the same period in 1999. The growth in average assets from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 was $271,325,000 or 12.0%. This growth was largely the result of the acquisition of the Western Kentucky Group. Earning assets totaled $2,462,984,000 on March 31, 2000, an increase of $324,180,000 or 15.2% over December 31, 1999 earning assets which totaled $2,138,804,000. Excluding earning assets acquired as a result of the acquisition of the Western Kentucky Group, earning assets declined $24,260,000 or 1.1% from December 31, 1999 to March 31, 2000.

           SHORT-TERM INVESTMENTS AND SECURITIES

           Short-term investments, which include interest-bearing deposits with banks and federal funds sold, totaled $7,249,000 on March 31, 2000, an increase of $1,239,000 from year-end balances.

           Securities represented 22.9% of earning assets on March 31, 2000 and totaled $563,797,000 on March 31, 2000, an increase of $71,081,000 or
           14.4% from $492,716,000 on December 31, 1999. Excluding $101,144,000
           of securities added as a result of the acquisition of the Western Kentucky Group, the securities portfolio decreased $30,063,000 or 6.1% from December 31, 1999. The cash obtained as a result of the reduction in the securities portfolio was used to fund loans. The held-to-maturity and available-for-sale portfolios as of March 31, 2000 consisted of 44.9% in U.S. and other government agency securities, 13.4% in mortgage-backed securities, 31.5% in state and municipal securities and 10.2% in equity and other securities. The comparable distributions at December 31, 1999 were 41.5%, 14.6%, 31.0% and 12.9%, respectively.

           LOANS

           Loans, including loans held for sale increased $251,860,000 or 15.4% to $1,891,938,000 during the three months ended March 31, 2000 from $1,640,078,000 on December 31, 1999. Excluding the acquisition of the Western Kentucky Group which added $220,030,000 of loans, loans increased $31,830,000 or 1.9% during the first three months of 2000. Loans, including loans held for sale, represent the largest category of earning assets, comprising 76.8% of earning assets as of March 31, 2000, 76.7% as of December 31, 1999 and 72.0% as of March 31, 1999.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

           LOANS (CONTINUED)

           The following table presents the major categories of loans including loans held for sale:

           (Amounts in thousands)                            MARCH 31   DECEMBER 31    MARCH 31
                                                               2000         1999         1999
                                                            ----------   ----------   ----------
           Commercial                                       $  612,343   $  580,521   $  517,493
           Real estate                                       1,021,060      820,995      753,351
           Consumer installment and other loans                258,535      238,562      197,283
                                                            ----------   ----------   ----------
           TOTAL                                            $1,891,938   $1,640,078   $1,468,127
                                                            ==========   ==========   ==========

           DEPOSITS

           Deposits totaled $2,052,604,000 on March 31, 2000, an increase of $340,822,000 or 19.9% from $1,711,782,000 on December 31, 1999.
           Excluding $327,969,000 of deposits acquired as a result of the acquisition of the Western Kentucky Group deposits grew $12,853,000 or 0.8% from December 31, 1999 to March 31, 2000. Non-interest-bearing deposits (excluding $55,790,000 of deposits acquired through the acquisition of the Western Kentucky Group) declined $17,599,000 or 6.6%. The decrease in non-interest bearing deposits from year-end totals was partially the result of customers' desire to minimize their non-interest bearing deposits. Interest-bearing deposits (excluding $272,179,000 deposits acquired through the acquisition of the Western Kentucky Group) increased $30,452,000 or 2.1%. Area's retail customers are continuing to seek higher yields for their interest bearing accounts, thus moving funds into deposit products that pay a higher rate of interest. Average deposits increased $105,898,000 or 5.6% to $1,892,910,000 in the three months ended March 31, 2000 compared to the same period in 1999. Average non-interest bearing deposits increased $49,052,000 or 20.8% to $285,392,000 during the first three months compared to the same period last year. These increases are largely the result of the acquisition of the Western Kentucky Group.

           The following table summarizes the composition of deposits as of March 31, 2000, December 31, 1999 and March 31, 1999:

          (Amounts in thousands)                             MARCH 31   DECEMBER 31    MARCH 31
                                                               2000         1999         1999
                                                            ----------   ----------   ----------
           Non-interest bearing demand                      $  303,142   $  264,951   $  236,764
           Interest bearing deposits:
              Interest bearing demand                          329,510      294,705      293,835
              Savings                                          457,926      397,927      389,726
              Certificates of deposit of $100,000 or more      277,495      180,964      173,314
              Other time                                       684,531      573,235      663,176
                                                            ----------   ----------   ----------
                 Total interest bearing deposits             1,749,462    1,446,831    1,520,051
                                                            ----------   ----------   ----------
                 TOTAL DEPOSITS                             $2,052,604   $1,711,782   $1,756,815
                                                            ==========   ==========   ==========

           BORROWED FUNDS

           Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings decreased by $9,139,000 or 2.7% to $328,049,000 from $338,049,000 on December 31, 1999. Excluding $8,700,000 of borrowed funds added as a result of the acquisition of the Western Kentucky Group borrowed funds declined $17,839,000 or 5.3%.

           Other borrowings increased from $135,000 on December 31, 1999 to $$60,725,000 on March 31, 2000. This increase was the result of funds borrowed for the acquisition of the Western Kentucky Group. Area initially borrowed $75,000,000 on January 31, 2000 (the date of acquisition) for the acquisition.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

           CAPITAL RESOURCES

           Shareholders' equity totaled $269,914,000 at March 31, 2000, an increase of $2,950,000 or 1.1% from $266,964,000 on December 31,
           1999. This increase was partially offset by a decrease totaling $4,200,000 or 17.1% to $20,322,000 in accumulated other comprehensive income primarily as a result of the sale of available for sale securities.

           The shareholders' equity-to-asset ratio was 10.07% at March 31, 2000 compared to 11.41% on December 31, 1999. The decrease was largely the result of the acquisition of the Western Kentucky Group which added approximately $383,692,000 of assets.

           Book value per share was $16.50, $16.17 and $16.05 at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

           During the first quarter of 2000, Area repurchased 159,929 shares of its common stock in the open market at an average price of $22.59 per share. All of these shares were repurchased under the 5% repurchase plan announced on August 26, 1999.

           A summary of the regulatory capital ratios is shown below:

                                                                                 REGULATORY
                                                                            CAPITAL REQUIREMENTS
                                                   MARCH 31   DECEMBER 31      WELL      MINIMUM
                                                     2000        1999      CAPITALIZED   REQUIRED
                                                    -----        -----     -----------   --------
           Leverage Ratio                            7.11%        9.32%        5.00%       4.00%
           Tier I Risk Based Capital Ratio           9.86%       12.60%        6.00%       4.00%
           Total Risk Based Capital Ratio           11.11%       13.86%       10.00%       8.00%

           The decrease in the regulatory capital ratios from December 31, 1999 to March 31,2000 was the result of the purchase of the Western Kentucky Group which resulted in the addition of $32,157,000 of intangible assets.

           ASSET QUALITY

           At March 31, 2000, the allowance for loan losses was $27,540,000 or 1.46% of period-end loans, as compared to $23,055,000 or 1.41% of loans at December 31, 1999. The ratio of the allowance for loan losses to under-performing assets decreased to 368.2% as of March 31, 2000 compared with 1,015.2% at December 31, 1999 as a result of the increase in under-performing assets. Under-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Under-performing assets totaled $7,479,000 on March 31, 2000 compared to $2,271,000 on December 31, 1999. The increase was $5,208,000. Of this increase, approximately $3,730,000 was added as a result of the acquisition of the Western Kentucky Group. Currently, year-to-date net charge-offs (loan charge-offs less recoveries) are at 0.4% (annualized) of average year-to-date loans compared to 0.02% (annualized) during the same period in 1999. This ratio is at an historical low level and there can be no assurance that net charge-offs will not increase in the future.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

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

           The following schedule shows the dollar amount of assets at March 31, 2000, December 31, 1999 and March 31, 1999, which were nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing and other real estate owned:

           (In thousands)                                          MARCH 31   DECEMBER 31    MARCH 31
                                                                     2000         1999         1999
                                                                    ------       ------       ------
           Nonaccrual loans                                         $3,406       $1,078       $1,418
           Loans contractually past due 90 days or more as to
                interest or principal and still accruing             3,412          990        1,057
                                                                    ------       ------       ------
                TOTAL UNDER-PERFORMING AND RESTRUCTURED LOANS        6,818        2,068        2,475
           Other real estate owned                                     661          203        1,667
                                                                    ------       ------       ------
                TOTAL UNDER-PERFORMING ASSETS                       $7,479       $2,271       $4,142
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

           The net loan-to-deposit ratio decreased from 94.0% on December 31, 1999 to 90.4% on March 31, 2000 primarily as a result of the acquisition of the Western Kentucky Group. The Western Kentucky Group had a net loan-to-deposit ratio of 65.8% on the date of acquisition.

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

           INTEREST RATE SIMULATION SENSITIVITY ANALYSIS

           (In thousands, except per share data)
                                                                   CHANGE IN INTEREST RATES FROM
                                                                        MARCH 31, 2000 RATES
                                                                   INCREASE               DECREASE
                                                                   --------               --------
           SIMULATED IMPACT IN THE NEXT 12 MONTHS              +200BP    +100BP      -100BP       -200BP
                                                               ------     ------     -------      -------
           Net income increase (decrease)                      $5,211     $3,002     $(3,272)     $(6,678)
           Net income per share-basic increase (decrease)      $ 0.32     $ 0.18     $ (0.20)     $ (0.41)
           Net income per share-diluted increase (decrease)    $ 0.31     $ 0.18     $ (0.20)     $ (0.41)

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

                      * The indicated exhibit is a compensatory plan or arrangement.

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


                                    AREA BANCSHARES CORPORATION



Date:    January 19, 2001           By: /s/ Thomas R. Brumley
       ----------------------           ----------------------------------------
                                        Thomas R. Brumley
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:    January 19, 2001           By: /s/ Edward J. Vega
       ----------------------           ----------------------------------------
                                        Edward J. Vega
                                        Senior Vice President-Chief
                                        Financial Officer
                                        (Principal Financial Officer)



Date:    January 19, 2001           By: /s/ Gary R. White
       ----------------------           ----------------------------------------
                                        Gary R. White
                                        Vice President, Controller
                                        (Principal Accounting Officer)