Form 10-Q/A
period 2000-06-30
AREA BANCSHARES CORP
filed 2001-01-23
CIK 357191

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


PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE: PURPOSE OF THIS AMENDMENT ON FORM 10-Q/A

Area Bancshares is filing this Form 10-Q/A for the quarterly period ended June 30, 2000 to restate the financial information pertaining to the accounting for a portion of the deferred taxes recorded during the quarter ended March 31, 2000 associated with the acquisition of the Western Kentucky Group (see Note 3 in the accompanying unaudited financial statements) which was completed on January 31, 2000.

                                                                                                              PAGE NUMBER
                                                                                                              -----------

     Item 1.  Financial Statements                                                                                 3

              Unaudited consolidated balance sheets, June 30, 2000, December 31, 1999                              3
              and June 30, 1999

              Unaudited consolidated statements of income, three and six months ended                              4
              June 30, 2000 and 1999

              Unaudited consolidated statements of comprehensive income, three and six months ended
              June 30, 2000 and 1999                                                                               5

              Unaudited consolidated statements of shareholders' equity, year ended December 31,
              1999 and six months ended June 30, 2000                                                              6

              Unaudited consolidated statements of cash flows for the six months ended
              June 30, 2000 and 1999                                                                               7

              Notes to unaudited consolidated financial statements                                                 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               13

              Results of operations                                                                               15

              Financial position                                                                                  26

              Liquidity                                                                                           29

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          30

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                   31

     Item 2.  Changes in Securities                                                                               31

     Item 3.  Defaults Upon Senior Securities                                                                     31

     Item 4.  Submission of Matters to a Vote of Security Holders                                                 31

     Item 5.  Other Information                                                                                   31

     Item 6.  Exhibits and Reports on Form 8-K                                                                    32




                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                               JUNE 30,     DECEMBER 31,      JUNE 30,
                                                                                2000            1999           1999
                                                                               --------     ------------      -------
                                                                             (RESTATED)
ASSETS
Cash and due from banks                                                       $   101,160    $    98,598    $    89,618
Interest bearing deposits with banks                                                4,947          6,010          6,528
Federal funds sold                                                                     --             --         10,611
Securities:
     Available for sale (amortized cost of $379,221, $325,884 and $350,866)       396,369        363,627        392,662
     Held to maturity (fair value of $156,371, $129,028, and $127,227)            154,792        129,089        124,643
                                                                              -----------    -----------    -----------
          TOTAL SECURITIES                                                        551,161        492,716        517,305
                                                                              -----------    -----------    -----------

Mortgage loans held for sale                                                        7,770          8,682         10,239

Loans, net of unearned discount                                                 1,924,262      1,631,396      1,521,306
     Less allowance for loan losses                                                27,456         23,055         23,553
                                                                              -----------    -----------    -----------
          NET LOANS                                                             1,896,806      1,608,341      1,497,753
                                                                              -----------    -----------    -----------

Premises and equipment, net                                                        50,367         44,986         45,235
Goodwill and other intangible assets                                               66,882         32,969         34,892
Other assets                                                                       54,268         48,219         46,275
                                                                              -----------    -----------    -----------
          TOTAL ASSETS                                                        $ 2,733,361    $ 2,340,521    $ 2,258,456
                                                                              ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:

   Non-interest-bearing                                                       $   310,635    $   264,951    $   238,148
   Interest-bearing                                                             1,744,583      1,446,831      1,485,504
                                                                              -----------    -----------    -----------
     TOTAL DEPOSITS                                                             2,055,218      1,711,782      1,723,652
                                                                              -----------    -----------    -----------

Federal funds purchased                                                            50,137         74,362         74,563
Securities sold under agreements to repurchase                                    110,198        118,408        109,818
Notes payable to the U.S. Treasury                                                 28,147         14,934         15,842
Advances from the Federal Home Loan Bank                                          133,363        130,210         35,158
Other borrowings                                                                   62,125            135            256
Accrued expenses and other liabilities                                             23,449         23,726         30,618
                                                                              -----------    -----------    -----------
     TOTAL LIABILITIES                                                          2,462,637      2,073,557      1,989,907
                                                                              -----------    -----------    -----------
      SHAREHOLDERS' EQUITY

Preferred stock, no par value; authorized 500,000 shares; none issued                  --             --             --
Common stock, no par value; authorized 50,000,000 shares; issued and
     Outstanding June 30, 2000, 16,316,848 December 31, 1999,
     16,512,809 and June 30, 1999, 16,856,596                                      28,109         28,449         29,050
Paid-in capital                                                                    35,632         35,632         35,632
Retained earnings                                                                 196,289        178,911        177,611
Deferred compensation on restricted stock                                            (393)          (455)          (562)
ESOP and MRP loan obligations                                                         (95)           (95)          (216)
Accumulated other comprehensive income                                             11,182         24,522         27,034
                                                                              -----------    -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                                   270,724        266,964        268,549
                                                                              -----------    -----------    -----------

Commitments and contingent liabilities
                                                                              -----------    -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 2,733,361    $ 2,340,521    $ 2,258,456
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
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30                     JUNE 30
                                                                    -------------------------      -------------------------
                                                                       2000         1999              2000          1999
                                                                    -----------  ------------      ------------  -----------
Interest Income:                                                                                    (RESTATED)
     Loans, including fees                                            $ 43,136      $ 31,627          $ 81,705     $ 62,873
     Interest bearing deposits with banks                                   93            89               185          192
     Federal funds sold                                                      8           240               425          965
     Taxable securities                                                  6,177         4,799            11,534        9,535
     Tax exempt securities                                               2,393         1,966             4,649        3,924
                                                                    -----------  ------------      ------------  -----------
          TOTAL INTEREST INCOME                                         51,807        38,721            98,498       77,489
                                                                    -----------  ------------      ------------  -----------
Interest expense:
     Interest on deposits                                               19,180        14,868            36,029       30,564
     Interest on borrowings                                              5,707         2,229            10,865        4,566
                                                                    -----------  ------------      ------------  -----------
          TOTAL INTEREST EXPENSE                                        24,887        17,097            46,894       35,130
                                                                    -----------  ------------      ------------  -----------
          Net interest income                                           26,920        21,624            51,604       42,359

Provision for loan losses                                                  314           192               636          356
                                                                    -----------  ------------      ------------  -----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                26,606        21,432            50,968       42,003
                                                                    -----------  ------------      ------------  -----------
Non-interest income:
     Commissions and fees on fiduciary activities                        1,507         1,367             2,863        2,706
     Service charges on deposit accounts                                 3,216         2,205             5,997        4,371
     Other service charges, commissions and fees                         2,189         1,510             4,130        2,834
     Security gains (losses), net                                        7,396        17,786            15,604       20,383
     Gains on sales of loans, net                                          151           334               273          759
     Other non-interest income                                             669           111             1,634        1,235
                                                                    -----------  ------------      ------------  -----------
          TOTAL NON-INTEREST INCOME                                     15,128        23,313            30,501       32,288
                                                                    -----------  ------------      ------------  -----------
Non-interest expenses:
     Salaries and employee benefits                                     10,128         8,546            20,027       17,636
     Net occupancy expense                                               1,513         1,322             2,884        2,605
     Furniture and equipment expense                                     1,821         1,567             3,468        3,057
     Federal deposit insurance                                             104            69               182          137
     Data processing expense                                             1,449         1,366             2,947        2,870
     Other non-interest expenses                                         8,517         5,531            15,754       10,387
                                                                    -----------  ------------      ------------  -----------
          TOTAL NON-INTEREST EXPENSES                                   23,532        18,401            45,262       36,692
                                                                    -----------  ------------      ------------  -----------

       Income before income tax expense                                 18,202        26,344            36,207       37,599
Income tax expense                                                       6,499         8,846            12,901       11,823
                                                                    -----------  ------------      ------------  -----------
          NET INCOME                                                   $11,703      $ 17,498          $ 23,306     $ 25,776
                                                                    ===========  ============      ============  ===========

Per common share:
     Net income-basic                                                    $0.72         $1.03             $1.42        $1.52
               -diluted                                                  $0.71         $1.02             $1.41        $1.50
     Cash dividends                                                      $0.06         $0.05            $0.115        $0.09


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)




                                                                                THREE MONTHS ENDED JUNE 30
                                                                               ---------------------------
                                                                                   2000        1999
                                                                                 --------    --------
Net income                                                                       $ 11,703    $ 17,498

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period             (4,906)     (5,925)
           Less reclassification adjustment for gains (losses) included in net
             income                                                                 4,234      11,561
                                                                                 --------    --------
Other comprehensive income                                                         (9,140)    (17,486)
                                                                                 --------    --------

COMPREHENSIVE INCOME                                                             $  2,563    $     12
                                                                                 ========    ========





                                                                               SIX MONTHS ENDED JUNE 30
                                                                              ---------------------------
                                                                                   2000       1999
                                                                                 --------    --------
                                                                                (RESTATED)

Net income                                                                       $ 23,306    $ 25,776

Other comprehensive income, net of tax:

     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period             (4,364)      8,745
           Less reclassification adjustment for gains (losses)
             included in net income                                                 8,976      13,249
                                                                                 --------    --------

Other comprehensive income                                                        (13,340)     (4,504)
                                                                                 --------    --------

COMPREHENSIVE INCOME                                                             $  9,966    $ 21,272
                                                                                 ========    ========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                YEARENDED DECEMBER 31, 1999 AND SIX MONTHS ENDED
                                 JUNE 30, 2000
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)
                                   (RESTATED)


                                                                               DEFERRED                   ACCUMULATED
                               COMMON        COMMON                          COMPENSATION      ESOP AND      OTHER
                                STOCK-       STOCK-    PAID-IN    RETAINED   ON RESTRICTED     MRP LOAN   COMPREHENSIVE
                                SHARES       AMOUNT    CAPITAL    EARNINGS      STOCK        OBLIGATIONS     INCOME       TOTAL
                                ------       ------    -------    --------   -------------   -----------  --------------  -----
Balance, December 31, 1998     15,669,729    $ 24,397    $35,632  $147,474       $(612)          $(216)       $31,538   $238,213

Net income                                                          38,259                                                38,259
Common Stock Issued             1,299,969       4,845                8,784                                                13,629
Cash dividends declared
   ($0.20 per share)                                                (3,355)                                               (3,355)
Repurchase of common stock       (564,994)       (979)             (13,468)                                              (14,447)
Stock options exercised,
   including tax
   benefits                       110,832         190                1,270                                                 1,460
Amortization of deferred
   compensation on
   restricted stock                                                    100                                                   100
Net restricted stock
   forfeited                       (2,727)         (4)                 (53)         57                                        --
Repayment of ESOP
loan obligations                                                                                   121                       121
Change in other
   comprehensive income
   (loss), net of tax                                                                                          (7,016)    (7,016)
                             ------------ -----------  --------- ---------    --------     -----------     ----------  ---------
Balance, December 31, 1999     16,512,809      28,449     35,632   178,911        (455)            (95)        24,522    266,964

Net income                                                          23,306                                                23,306
Cash dividends declared
   ($0.115 per share)                                               (1,878)                                               (1,878)
Repurchase of common stock       (206,629)       (358)              (4,188)                                               (4,546)
Stock options exercised,
   including tax benefits          10,668          18                  138                                                   156
Amortization of deferred
   compensation on restricted                                                       62                                        62
   stock

Change in other comprehensive
   income (loss), net of tax                                                                                  (13,340)   (13,340)
                             ------------ -----------  --------- ---------    --------     -----------     ----------  ---------
Balance, June 30, 2000         16,316,848     $28,109    $35,632  $196,289       ($393)           ($95)       $11,182   $270,724
                             ============ ===========  ========= =========    ========     ===========     ==========  =========



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          2000                  1999
                                                                                      -------------         ------------
                                                                                        (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $ 23,306               $ 25,776
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                                                636                    356
     Depreciation, amortization and accretion, net                                          7,126                  3,095
     Gain on sales of securities and loans, net                                           (15,877)               (21,142)
     Loss (gain) on sales of other real estate owned                                          (36)                     2
     Gain on disposals of equipment                                                           (53)                   (25)
     Deferred income taxes                                                                  3,888                  3,043
     Purchases of mortgage loans held for sale                                             (2,854)               (70,968)
     Proceeds from sales of mortgage loans held for sale                                   24,692                 75,337
     Other, net                                                                            (2,093)                 4,746
                                                                                    -------------           ------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              38,735                 20,220
                                                                                    -------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in interest bearing deposits with banks                                       1,063                  1,906
     Proceeds from sales of securities available for sale                                  88,666                  9,580
     Proceeds from sales of securities held to maturity                                        --                     --
     Proceeds from maturities of securities available for sale                             84,246                116,624
     Proceeds from maturities of securities held to maturity                                4,383                 26,597
     Calls of securities available for sale                                                    --                  3,200
     Calls of securities held to maturity                                                     829                  1,576
     Purchases of securities available for sale                                          (133,278)              (166,540)
     Purchases of securities held to maturity                                              (6,498)                (7,694)
     Decrease in federal funds sold and securities
        purchased under agreements to resell                                               27,250                 25,517
     Loans originated, net of principal collected on loans                                (95,579)                (8,736)
     Purchases of premises and equipment, net                                              (1,516)                (5,252)
     Cash and cash equivalents from acquisitions                                               --                  7,249
     Purchase of banks, net of cash and due from banks                                    (52,563)                    --
     Proceeds from sale of property, plant and equipment                                      190                    230
     Proceeds from sales of other real estate owned                                           214                    478
                                                                                    -------------           ------------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                             (82,593)                 4,735
                                                                                    -------------           ------------




                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               2000               1999
                                                                                         -------------      -------------
                                                                                           (RESTATED)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in deposits                                                         $ 15,467          ($114,411)
     Increase (decrease) in federal funds purchased                                           (25,195)            73,456
     Decrease in securities sold under agreements to repurchase                                (8,210)            (3,673)
     Increase in notes payable to the U.S. Treasury                                            13,213             14,788
     Decrease in advances from the Federal Home Loan Bank                                      (4,577)            (7,977)
     Increase (decrease) in other borrowings                                                   61,990            (15,559)
     Proceeds from issuance of common stock and stock options exercised                           156                 39
     Repurchase of common stock                                                                (4,546)            (3,048)
     Cash dividends paid                                                                       (1,878)            (1,606)
                                                                                        -------------      -------------
          NET CASH USED IN FINANCING ACTIVITIES                                                46,420            (57,991)
                                                                                        -------------      -------------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                  2,562            (33,036)
CASH AND DUE FROM BANKS, JANUARY 1                                                             98,598            122,654
                                                                                        -------------      -------------
CASH AND DUE FROM BANKS, JUNE 30                                                             $101,160           $ 89,618
                                                                                        =============      =============
Cash flow information:
     Income tax payments                                                                     $  6,500           $  7,400
     Interest payments                                                                       $ 44,065           $ 35,238
Non-cash transactions:
     Loans transferred to other assets                                                         $  268           $  1,132










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

NOTE 2.    RESTATEMENT OF FINANCIAL STATEMENTS

           Area Bancshares is filing this Form 10-Q/A for the quarterly period ended June 30, 2000 to restate the financial information pertaining to the accounting for a portion of the deferred taxes recorded during the quarter ended March 31, 2000 associated with the acquisition of the Western Kentucky Group (see Note 3) which was completed on January 31, 2000. Certain components of the deferred taxes related to this transaction were recorded as a reduction of income tax expense for the quarter ended March 31, 2000 and should have been recorded as a reduction of goodwill recorded in accounting for the acquisition. This restatement resulted in an increase in income tax expense of $1.28 million for the six-month period ended June 30, 2000 and a corresponding reduction in goodwill recorded in accounting for the acquisition. There was no change in net income for the quarter ended June 30, 2000 or in income before income taxes or cash flows for the six-month month period ended June 30, 2000 as a result of this restatement. The effects of the restatement are presented in the table below.


                                                                           SIX MONTHS ENDED
                                                                            JUNE 30, 2000
                                                                       ------------------------
                                                                       AS REPORTED     RESTATED
                                                                       -----------     --------

           (Amounts in thousands, except per share data)
           Consolidated Statements of Income:
                Income tax expense                                          $ 11,622     $ 12,901
                Net income                                                    24,585       23,306
                Per common share:
                     Net income-basic                                           1.50         1.42
                               -diluted                                         1.48         1.41
           Consolidated Balance Sheets:
                Goodwill and other intangible assets                          68,161       66,882
                 Total assets                                              2,734,640    2,733,361
                 Retained earnings                                           197,568      196,289
                 Total shareholders' equity                                  272,003      270,724
                 Total liabilities and shareholders' equity                2,734,640    2,733,361


                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES

                       MANGEMENT'S DISCUSSION AND ANALYSIS

                                   (UNAUDITED)

                             JUNE 30, 2000 AND 1999

NOTE 3.    BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS)

           On January 31, 2000 Area acquired Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky ("Western Kentucky Group"). Area paid $77,750,000 in cash and the assumption of $449,000 in liabilities (total $78,199,000) for these banking companies. On January 31, 2000, total assets of these four affiliated banking companies were $383,349,000, total loans were $220,030,000, total deposits were $327,969,000 and total capital was $43,971,000. The transaction was accounted for as a purchase transaction, accordingly, the results of operations of these banks have been included in the unaudited financial statements since the date of acquisition. In conjunction with the acquisition, approximately $32,949,000 of intangibles were recorded and will be amortized over a 10 to 20-year period.

           The following is a summary unaudited balance sheet as of January 31, 2000, the date of acquisition, for the Western Kentucky Group:

                           WESTERN KENTUCKY GROUP (1)
                              SUMMARY BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    JANUARY 31,
                                                                       2000
                                                                     ---------

           ASSETS

           Cash and due from banks                                  $  25,237
           Federal funds sold                                          27,250
           Investment securities                                      101,144
           Loans, net of unearned discount                            220,030
                Less allowance for loan losses                          4,368
                                                                    ---------
                     Net loans                                        215,661
           Other assets                                                14,057
                                                                    ---------
                    TOTAL ASSETS                                    $ 383,349
                                                                    =========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           Deposits:

                Non-interest bearing deposits                        $ 55,790
                Interest-bearing deposits                             272,179
                                                                    ---------
                      Total deposits                                  327,969
           Borrowed funds                                               8,700
           Other liabilities                                            2,709
                                                                    ---------
                Total liabilities                                     339,378
           Shareholders' equity                                        43,971
                                                                    ---------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $383,349
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

NOTE 3.    BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS) CONTINUED

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

           The components of basic and diluted earnings per share are as follows:


                                                                                 THREE MONTHS                 SIX MONTHS
                                                                                ENDED JUNE 30                 ENDED JUNE 30
                                                                             ----------- ---------        ---------------------
                                                                                2000        1999             2000        1999
                                                                             ----------  ---------        ---------  ----------
          (Amounts in thousands, except per share data)
          NET INCOME, BASIC AND DILUTED                                        $ 11,703   $ 17,498         $ 23,306    $ 25,776
                                                                               ========   ========         ========    ========

          Average shares outstanding                                             16,351     16,916           16,382      16,916
          Effect of dilutive securities                                             182        248              184         249
                                                                             ----------  ---------        ---------  ----------
          Average shares outstanding including dilutive securities               16,533     17,164           16,566      17,165
                                                                               ========   ========         ========    ========
          NET INCOME PER SHARE, BASIC                                             $0.72     $ 1.03            $1.42       $1.52
                                                                               ========   ========         ========    ========
          NET INCOME PER SHARE, DILUTIVE                                          $0.71     $ 1.02            $1.41       $1.50
                                                                               ========   ========         ========    ========


NOTE 5.    SECURITIES

           The amortized cost and approximate market values of securities as of June 30, 2000 and December 31, 1999 are as follows:


           AVAILABLE FOR SALE
           (Amounts in thousands)                            AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                                COST             GAINS             LOSSES            VALUE
                                                            -------------     -------------     -------------     -------------
           U.S. Treasury and federal agencies                  $ 174,420           $    65          $  2,243         $ 172,242
           Mortgage-backed securities                            162,254               633             1,913           160,974
           Obligations of state and political subdivisions        25,588               315               141            25,762
           Equity and other securities                            16,959            21,040               608            37,391
                                                            -------------     -------------     -------------     -------------
           BALANCE AT JUNE 30, 2000                             $379,221          $ 22,053          $  4,905         $ 396,369
                                                            =============     =============     =============     =============


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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999


NOTE 5.    SECURITIES (CONTINUED)


                                                              AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                                COST               GAINS            LOSSES            VALUE
                                                            -------------     -------------     -------------     -------------
           U.S. Treasury and federal agencies                   $206,729            $   43           $ 2,325         $ 204,447
           Mortgage-backed securities                             72,941               221             1,026            72,136
           Obligations of state and political subdivisions        24,083               115               379            23,819
           Equity and other securities                            22,131            41,435               341            63,225
                                                            -------------     -------------     -------------     -------------
           BALANCE AT DECEMBER 31, 1999                         $325,884          $ 41,814           $ 4,071         $ 363,627
                                                            =============     =============     =============     =============

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

           HELD TO MATURITY
           (Amounts in thousands)                            AMORTIZED         UNREALIZED        UNREALIZED          MARKET
                                                                COST             GAINS             LOSSES            VALUE
                                                            -------------     -------------     -------------     -------------

           JUNE 30, 2000
           Obligations of state and political subdivisions     $ 154,792           $ 2,399            $  820          $156,371
                                                            =============     =============     =============     =============
           DECEMBER 31, 1999
           Obligations of state and political subdivisions      $129,089           $ 2,015           $ 2,076          $129,028
                                                            =============     =============     =============     =============

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

NOTE 6.    NEW ACCOUNTING STANDARDS (CONTINUED)

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

NOTE 7.    INTANGIBLES

           As of June 30, 2000, intangibles totaled $66,882,000 compared to $32,969,000 on December 31, 1999. The increase was the result of $32,949,000 of intangibles added as a result of the Western Kentucky Group acquisition (see Note 3). The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $54,547,000 and $30,007,000 net of accumulated amortization as of June 30, 2000 and December 31, 1999, respectively, is being amortized over a 10-20 year period on a straight-line basis. Other intangible assets consist of the book value of core deposits purchased of approximately $11,697,000 and $2,249,000, net of accumulated amortization, as of June 30, 2000 and December 31, 1999, respectively, which is being amortized by an accelerated method over ten years and the book value of a purchased bank charter of $638,000 and $713,000 as of June 30, 2000 and December 31, 1999, respectively, which is being amortized over a 10-year period on a straight-line basis. Amortization expense for the three-month period ended June 30, 2000 and 1999 was $2,235,000 and $861,000, respectively. Amortization expense for the six-month period ended June 30, 2000 and 1999 was $3,473,000 and $1,737,000, respectively.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

           GENERAL (CONTINUED)

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

           The discussion that follows is intended to provide additional insight into Area's financial condition and results of operations which includes the merger with Peoples Bancorp of Winchester on January 4, 1999, the acquisition of the Eifler Group on October 4, 1999 and the acquisition of the Western Kentucky Group on February 1, 2000 (see
           Note 3 in the accompanying unaudited financial statements for details of these transactions). Where considered significant, the impact of these transactions on Area's results of operations and financial condition is discussed. This discussion should be read with the consolidated financial statements and accompanying notes presented in
           Item 1 of Part I of this Form 10-Q. This discussion has been adjusted to reflect the restatement of certain items as discussed in Note 3 in the accompanying unaudited financial statements.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

A.         RESULTS OF OPERATIONS

            Net income for the quarter ended June 30, 2000 was $11,703,000 versus $17,498,000 in the same period of 1999. Diluted earnings per share for the second quarter of 2000 were $0.71 compared to $1.02 for the same period in 1999. The decrease during the current quarter compared to the second quarter of 1999 was $5,795,000 or 33.1% for net income and $0.31or 30.4% per diluted share. Area's net income for the second quarter of 2000 produced an annualized return on average assets of 1.73% and an annualized return on average equity of 17.22% compared to prior year ratios of 3.13% (annualized) and 25.66% (annualized), respectively. The reduced earnings during the quarter compared to the second quarter of 1999 were largely the result of a decrease in security gains from $17,786,000 ($11,561,000 after-taxes) in the second quarter of 1999 to $7,396,000 ($4,234,000 after-taxes), offset by an increase in net interest income on a taxable equivalent basis totaling $5,537,000 and by an increase in non-interest income excluding security gains of $2,205,000 or 39.9%. These net positive effects to earnings were in turn partially off-set by a $5,131,000 or 27.9% increase in non-interest expenses. The gains on the sale of securities during the second quarter of both 2000 and 1999 reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

           The current quarter includes the results of operations of the Western Kentucky Group (see Note 3 in the accompanying unaudited financial statements) for the entire quarter. The table on the following page provides a summary income statement for Area and the Western Kentucky Group for the three months ended June 30, 2000:


           (Amounts in thousands, except per share data)                          THREE MONTHS ENDED JUNE 30, 2000
                                                                           -------------------------------------------
                                                                                            WESTERN
                                                                                            KENTUCKY
                                                                             AREA             GROUP             TOTAL
                                                                           --------         ---------          -------
           Interest income                                                 $ 44,087          $ 7,720          $ 51,807
           Interest expense                                                  21,464            3,423            24,887
                                                                           --------          -------           -------
           Net interest income                                               22,623            4,297            26,920
           Provision for loan losses                                            278               36               314
                                                                           --------          -------           -------
           Net interest income after provision for loan losses               22,345            4,261            26,606
           Non-interest income                                               14,513              615            15,128
           Non-interest expenses                                             20,310            3,222            23,532
                                                                           --------          -------           -------
           Income before income tax expense                                  16,548            1,654            18,202
           Income tax expense                                                 5,857              642             6,499
                                                                           --------          -------           -------
               NET INCOME                                                  $ 10,691          $ 1,012           $11,703
                                                                           ========          =======           =======
           Per common share:
               Net income-basic                                               $0.65            $0.07             $0.72
               Net income-diluted                                             $0.65            $0.06             $0.71


            Year-to-date earnings were $23,306,000 compared to $25,776,000 for the first two quarters of 1999. Diluted earnings per share totaled $1.41 for the first half of 2000 compared to $1.50 during the same period in 1999. The year-to-date decreases were $2,470,000 or 9.6% for net income and $0.09 or 6.0% per diluted share. Net income for the first six months of the year resulted in a return on average assets of 1.78% (annualized) compared to 2.31% (annualized) during the first six months of 1999 and a return on average equity of 17.82% (annualized) versus 19.63% (annualized) in the first half of 1999. Earnings for the six months ended June 30, 2000 reflected a decrease in security gains from $20,383,000 ($13,249,000 after-taxes) in the first six months of 1999 to $15,604,000 ($8,976,000 after-taxes) in the first half of 2000, an increase in net interest income on a taxable equivalent basis of $9,659,000 or 21.7% and an increase of $2,992,000 or 25.1% in non-interest income (excluding security gains). An increase of $8,570,000 or 23.4% in non-interest expenses partially offset these increases in earnings.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

A.         RESULTS OF OPERATIONS (CONTINUED)

           The year-to-date period includes the results of operations of the Western Kentucky Group (see Note 3) from February 1, 2000 as a result of the acquisition having been accounted for as a purchase transaction. The table that follows provides a summary income statement for Area and the Western Kentucky Group for the six months ended June 30, 2000:


           (Amounts in thousands, except per share data)                           SIX MONTHS ENDED JUNE 30, 2000
                                                                           -------------------------------------------
                                                                                           WESTERN
                                                                                           KENTUCKY
                                                                             AREA            GROUP              TOTAL
                                                                           --------        ----------         --------
           Interest income                                                 $ 86,305          $12,193           $98,498
           Interest expense                                                  41,266            5,628            46,894
                                                                           --------           ------          --------
           Net interest income                                               45,039            6,565            51,604
           Provision for loan losses                                            561               75               636
                                                                           --------           ------          --------
           Net interest income after provision for loan losses               44,478            6,490            50,968
           Non-interest income                                               29,401            1,100            30,501
           Non-interest expenses                                             39,964            5,298            45,262
                                                                           --------           ------          --------
           Income before income tax expense                                  33,915            2,292            36,207
           Income tax expense                                                11,950              951            12,901
                                                                           --------           ------          --------
               NET INCOME                                                  $ 21,965           $1,341          $ 23,306
                                                                           ========           ======          ========

           Per common share:
               Net income-basic                                               $1.34            $0.08             $1.42
               Net income-diluted                                             $1.33            $0.08             $1.41


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

            During the first six months of 2000, security gains in the amount of $8,976,000 after-tax ($15,604,000 pre-tax) were recorded, a gain totaling $93,000 after-tax ($143,000 pre-tax) on the sale of fixed assets was recognized and merger-related adjustments were made which totaled $248,000 after-tax ($382,000 pre-tax) in connection with the acquisition of the Western Kentucky Group. During the first half of 1999 security gains totaling $13,249,000 after-tax ($20,383,000 pre-tax) were recorded, a favorable insurance settlement of $615,000 after-tax ($945,000 pre-tax) was recognized and merger-related adjustments of $122,000 after-tax which enhanced net income were recorded. Core operating income during the first six months of 2000 and 1999 totaled $14,485,000 or $0.87 per diluted share and $11,790,000 or $0.69 per diluted share, respectively. Core operating net income increased $2,695,000 or 22.9% while core operating diluted earnings per share increased $0.18 or 26.1% from the first six months of 1999.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

A.                 RESULTS OF OPERATIONS (CONTINUED)

           CORE OPERATING NET INCOME                                           THREE MONTHS ENDED         SIX MONTHS ENDED
           (Amounts in thousands, except percentages)                               JUNE 30                    JUNE 30
                                                                               ---------------------      ---------------------
                                                                                  2000         1999          2000         1999
                                                                               --------     --------      --------     --------
           Net income as reported                                              $ 11,703     $ 17,498      $ 23,306     $ 25,776

           Add or (deduct) net of taxes:
           Security transactions                                                (4,234)     (11,561)       (8,976)     (13,249)
           Insurance settlement                                                     --           --            --        (615)
           Gain on the sale of fixed assets                                         --           --          (93)          --
           Merger/acquisition-related adjustments                                                --           248        (122)
                                                                               --------     --------      --------     --------
           CORE OPERATING NET INCOME                                            $ 7,469       $5,937       $14,485     $ 11,790
                                                                               ========     ========      ========     ========
           CORE OPERATING BASIC EARNINGS PER SHARE                                $0.46        $0.35         $0.88        $0.70
           CORE OPERATING DILUTED EARNINGS PER SHARE                              $0.45        $0.35         $0.87        $0.69


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

           The table below and on the following page provides selected operating data, per share data, selected ratios and average balances for the three-and six-month periods ended June 30, 2000 and 1999:

           (Amounts in thousands, except percentages and per share data)


                                                      THREE MONTHS ENDED JUNE 30                  SIX MONTHS ENDED JUNE 30
                                               ---------------------------------------    ---------------------------------------
                                                   2000          1999        CHANGE           2000          1999        CHANGE
                                               -----------   -----------   -----------    -----------   -----------   -----------
           OPERATING DATA
             Net income                        $    11,703   $    17,498   $    (5,795)   $    23,306   $    25,776   $    (2,470)
             Core operating  net income (1)          7,469         5,937         1,532         14,485        11,790         2,695

           PER SHARE DATA
             Basic earnings per share                 0.72          1.03         (0.31)          1.42          1.52         (0.10)
             Core operating basic earnings
                 per share (1)                        0.46          0.35          0.11           0.88          0.70          0.18
             Diluted earnings per share               0.71          1.02         (0.31)          1.41          1.50         (0.09)
             Core operating diluted earnings
                 per share (1)                        0.45          0.35          0.10           0.87          0.69          0.18
             Cash dividends per share                 0.06          0.05          0.01          0.115         0.095          0.02
             Book value at June 30                   16.67         15.93          0.74          16.59         15.93          0.66
             Market price at June 30                 22.31         27.13         (4.82)         22.31         27.13         (4.82)

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

 A.        RESULTS OF OPERATIONS (CONTINUED)


           (Amounts in thousands, except percentages and per share data)

                                                THREE MONTHS ENDED JUNE 30                      SIX MONTHS ENDED JUNE 30
                                              -------------------------------              -----------------------------------
                                              2000         1999        CHANGE              2000            1999         CHANGE
                                              ----         ----        ------              ----            ----         ------
SELECTED RATIOS AND DATA
  Return on average assets (2)                1.73%          3.13%         (1.40%)          1.78%           2.31%        (0.53%)
  Core operating return on average
      assets (1)(2)                           1.10%          1.06%          0.04%           1.11%           1.06%         0.05%
  Return on average equity (2)               17.22%         25.66%         (8.44%)         17.82%          19.63%        (1.81%)
  Core operating return on average
       equity (1)(2)                         10.99%          8.71%          2.28%          11.03%           8.98%         2.05%
  Efficiency ratio                           54.25%         39.98%         14.27%          53.45%          47.77%         5.68%
  Efficiency ratio (1)                       65.40%         65.17%          0.23%          65.10%          65.56%        (0.46%)
  Net interest margin (2)                     4.51%          4.43%          0.08%           4.47%           4.33%         0.14%
  Equity-to-assets                            9.95%         11.89%         (1.94%)          9.90%          11.89%        (1.99%)
  Allowance for loan losses to loans          1.43%          1.55%         (0.12%)          1.43%           1.55%        (0.12%)
  Allowance for loan losses to
      under-performing assets                360.2%       1,374.2%      (1,014.0%)         360.2%        1,374.2%     (1,014.0%)
  Nonperforming loans to total loans          0.36%          0.11%          0.25%           0.36%           0.11%         0.25%

AVERAGE BALANCES
     Total assets                      $ 2,719,521    $ 2,242,668    $   476,853     $ 2,630,914    $  2,247,263    $  383,651
     Earning assets                      2,517,111      2,055,774        461,337       2,437,853       2,075,151       362,702
     Shareholders' equity                  273,400        273,486            (86)        263,032         264,758        (1,726)


(1)   Excludes items presented in the Core Operating Net Income table above.
(2)   Percentages annualized.

CORE OPERATING CASH BASED EARNINGS

Area believes it is important to also disclose cash based core operating net income, which excludes nonrecurring items and intangible asset amortization. Although Area believes these calculations are helpful in understanding the performance of Area, cash based core operating net income should not be considered a substitute for net income or cash flow as indicators of Area's financial performance or its ability to generate liquidity. The table on the following page presents the cash based core operating net income and various cash based performance ratios:

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999


(Amounts in thousands, except percentages and per share data)

                                                                THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                               ----------------------------        ----------------------------
                                                               2000       1999       CHANGE        2000       1999       CHANGE
                                                               ----       ----       ------        ----       ----       ------
Core operating net income (1)                                $ 7,469    $ 5,937      $ 1,532    $ 14,485   $ 11,790     $ 2,695
                                                             -------    -------      -------    --------   --------     -------
Add back:
     Goodwill and other intangible amortization                2,235        861        1,374       3,473      1,737       1,736
     Less: tax effect                                            462        153          309         647        307         340
                                                             -------    -------      -------    --------   --------     -------
                                                               1,773        708        1,065       2,826      1,430       1,396
                                                             -------    -------      -------    --------   --------     -------
 CASH BASED CORE OPERATING NET INCOME                         $ 9,242     $6,645      $ 2,597     $17,311    $13,220      $4,091
                                                             =======    =======      =======    ========   ========     =======

(1)  Excludes items presented in the Core Operating Net Income table above.


                                                              THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                             -----------------------------       ----------------------------
                                                             2000       1999        CHANGE       2000       1999       CHANGE
                                                             ----       ----        ------       ----       ----       ------
Per share data
  Cash based core operating basic earnings per share          $ 0.57     $ 0.39       $  0.18     $ 1.06     $ 0.78      $ 0.28
  Cash based core operating diluted earnings per share          0.56       0.39          0.17       1.04       0.77        0.27
Performance ratios (annualized)
  Cash based core operating return on tangible assets          1.39%      1.21%         0.18%      1.35%      1.21%       0.14%
  Cash based core operating return on tangible equity         17.79%     11.19%         6.60%     16.60%     11.61%       4.99%
  Cash based core operating efficiency ratio                  59.19%     62.12%       (2.93%)     60.07%     63.00%     (2.93%)


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

Net interest income, on a tax equivalent basis, increased $5,537,000 or 24.4% to $28,247,000 during the quarter ended June 30, 2000. The Western Kentucky Group accounted for $4,458,000 of this increase. Area's net interest margin (which is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets) increased from 4.43% during the quarter ended June 30, 1999 to 4.51% during the current quarter. The average rate on interest earning assets increased from 7.77% during the second quarter of 1999 to 8.49% in the current quarter. In addition to the effect that rising national interest rates have had on adjustable rate earning assets, the increase in the average rate on earning assets was largely the result of a shift in the composition of average earning assets towards loans. As a partial offset, the average rate on interest bearing liabilities increased from 4.04% to 4.73% largely as a result of rising interest rates since mid-1999. These changes resulted in an increase of 0.03% to 3.76% in the net interest spread for the current quarter versus the same period in 1999.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

NET INTEREST INCOME (CONTINUED)

For the six months ended June 30, 2000, net interest income, on a tax equivalent basis, increased $9,659,000 or 21.7% to $54,182,000 over the same period in 1999. The Western Kentucky Group (see Note 3) accounted for $6,834,000 of this increase. The net interest margin was 4.47% for the year-to-date period, an increase of 0.14% from 4.33% recorded during the first six months of 1999. The increase in the net interest margin was the result of an increase of 0.60% to 8.34% in the yield on earning assets during the current period and a smaller increase of 0.48% to 4.61% in the rate paid on interest bearing liabilities. Strong average loan growth generated both internally as well as through the acquisitions discussed in Note 3 and rising rates which impacted earning assets earning assets more positively than interest paying liabilities were primarily responsible for the increase in the net interest margin in both the year-to-date period and the current quarter compared to similar periods in 1999.

The following presents the components of net income on a taxable equivalent basis:


(Amounts in thousands)                                THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                                                  ----------------------------------     -------------------------------
                                                     2000          1999      CHANGE        2000        1999      CHANGE
                                                  --------      --------     -------     -------    --------     -------
Interest income                                   $ 51,807      $ 38,721     $13,086     $98,498    $ 77,489     $21,009
Taxable-equivalent adjustment                        1,327         1,086         241       2,578       2,164         414
                                                  --------      --------     -------     -------    --------     -------
     Interest income-taxable equivalent             53,134        39,807      13,327     101,076      79,653      21,423
Interest expense                                    24,887        17,097       7,790      46,894      35,130      11,764
                                                  --------      --------     -------     -------    --------     -------
     Net interest income-taxable equivalent         28,247        22,710       5,537      54,182      44,523       9,659
Provision for loan losses                              314           192         122         636         356         280
Non-interest income                                 15,128        23,313     (8,185)      30,501      32,288     (1,787)
Non-interest expenses                               23,532        18,401       5,131      45,262      36,692       8,570
                                                  --------      --------     -------     -------    --------     -------
     Income before income taxes                     19,529        27,430     (7,901)      38,785      39,763       (978)
Income taxes                                         6,499         8,846     (2,347)      12,901      11,823       1,078
Taxable-equivalent adjustment                        1,327         1,086         241       2,578       2,164         414
                                                  --------      --------     -------     -------    --------     -------
          NET INCOME                              $ 11,703       $17,498      $5,795    $ 23,306    $ 25,776    ($2,470)
                                                  ========      ========     =======     =======    ========     =======


The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and six-months ended June 30, 2000 and 1999.

(Amounts in thousands, except percentages)

                                                      THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                                   -------------------------------          ------------------------------
                                                   2000          1999       CHANGE          2000          1999      CHANGE
                                                   ----          ----       ------          ----          ----      ------
Average rate on earning assets (1)                8.49%         7.77%        0.72%         8.34%         7.74%       0.60%
Average rate on interest
     bearing liabilities (1)                      4.73%         4.04%        0.69%         4.61%         4.13%       0.48%
Net interest spread (1)                           3.76%         3.73%        0.03%         3.73%         3.61%       0.12%
Net interest margin (1)                           4.51%         4.43%        0.08%         4.47%         4.33%       0.14%
Average earning assets                       $2,517,111    $2,055,774     $461,337    $2,437,853    $2,075,151    $362,702
Average interest bearing liabilities          2,116,716     1,698,489      418,227     2,045,511     1,713,828     331,683

(1)   Amounts annualized

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

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

An analysis of the changes in the allowance for loan losses and selected ratios follows:


(Amounts in thousands, except percentages)              THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                                   -----------------------------------     ---------------------------------
                                                     2000         1999          CHANGE       2000         1999       CHANGE
                                                   --------     --------        ------     -------      -------      -------
Beginning balance                                  $ 27,540     $ 23,616        $3,924     $23,055      $21,651      $ 1,404
Additions through acquisitions                           --           --            --       4,323        1,857        2,466
Provision for loan losses                               314          192           122         636          356          280
Loan loss recoveries                                    253          453         (200)         569          945        (376)
Loans charged off                                     (651)        (708)          (57)     (1,127)      (1,256)        (129)
                                                   --------     --------        ------     -------      -------      -------
ENDING BALANCE                                      $27,456      $23,553       $ 3,903    $ 27,456     $ 23,553       $3,903
                                                   ========     ========        ======     =======      =======      =======
Average loans, net of unearned income            $1,909,330   $1,511,706      $397,624  $1,837,154   $1,498,343     $338,811
Provision for loan losses to average loans (1)        0.07%        0.05%         0.02%       0.07%        0.05%        0.02%
Net loan charge-offs  to average loans (1)            0.08%        0.07%         0.01%       0.06%        0.04%        0.02%
Allowance for loan losses to end of
     period loans                                     1.43%        1.55%       (0.12%)       1.43%        1.55%      (0.12%)
Allowance for loan losses to under-
     performing assets                               360.2%     1,374.2%    (1,014.0%)      360.2%     1,374.2%   (1,014.0%)


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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

NON-INTEREST INCOME

The tables that follow set forth the components of non-interest income for the three and six-month periods ended June 30, 2000 and 1999. The amounts listed below for the three and six-month periods include adjustments for the Western Kentucky Group and for non-recurring non-interest income for comparability purposes.

NON-INTEREST INCOME
(Amounts in thousands)
                                                                         THREE MONTHS ENDED JUNE 30
                                                      -------------------------------------------------------------
                                                                      WESTERN
                                                                     KENTUCKY
                                                      TOTAL AREA       GROUP      AREA 2000,
                                                         2000          2000        NET (1)        1999      CHANGE
                                                      -----------   ----------    -----------    ------      ------
Commissions and fees on fiduciary activities            $ 1,507       $   --       $ 1,507       $1,367      $  140
Service charges on deposit accounts                       3,216          532         2,684        2,205         479
Other service charges, commissions and fees               2,189          111         2,078        1,510         568
Gains on sales of loans (net)                               151            7           144          334       (190)
Other income                                                669           53           616          111         505
                                                        -------       ------       -------       ------      ------
    ADJUSTED NON-INTEREST INCOME                          7,732          703         7,029        5,527       1,502
Non-recurring items:
Security gains (losses), net                              7,396         (88)         7,484       17,786    (10,302)
Insurance settlement                                         --           --            --           --          --
Gain on sale of fixed assets                                 --           --            --           --          --
                                                        -------       ------       -------       ------      ------
    TOTAL                                              $ 15,128        $ 615      $ 14,513      $23,313    ($8,800)
                                                       ========        =====      ========      =======    ========

(1) Excludes Western Kentucky Group. See Note 3 in the accompanying unaudited financial statements.

NON-INTEREST INCOME
(Amounts in thousands)
                                                                       SIX MONTHS ENDED JUNE 30
                                                        ------------------------------------------------------------
                                                                     WESTERN
                                                                     KENTUCKY
                                                      TOTAL AREA       GROUP       AREA 2000,
                                                         2000           2000         NET (1)       1999       CHANGE
                                                      -----------   -----------   ------------   -------      ------
Commissions and fees on fiduciary activities            $ 2,863        $   --        $ 2,863     $ 2,706      $  157
Service charges on deposit accounts                       5,997           873          5,124       4,371         753
Other service charges, commissions and fees               4,130           221          3,909       2,834       1,075
Gains on sales of loans (net)                               273             7            266         759       (493)
Other income                                              1,491            87          1,404         290       1,114
                                                        -------        ------        -------     -------      ------
    ADJUSTED NON-INTEREST INCOME                         14,754         1,188         13,566      10,960       2,606
Non-recurring items:
Security gains (losses), net                             15,604          (82)         15,686      20,383     (4,697)
Insurance settlement                                         --            --             --         945       (945)
Gain on sale of fixed assets                                143            --            143          --         143
                                                        -------        ------        -------     -------      ------
    TOTAL                                              $ 30,501        $1,106        $29,395    $ 32,288    ($2,893)
                                                        =======        ======        =======     =======      ======

(1) Excludes Western Kentucky Group. See Note 3 in the accompanying unaudited financial statements.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

           NON-INTEREST INCOME (CONTINUED)

           Non-interest income totaled $15,128,000 and $30,501,000 for the three-and six-month periods ended June 30, 2000. These amounts represent decreases of $8,185,000 or 35.1% and $1,787,000 or 5.5%, respectively, when compared to 1999 period totals. Included in the non-interest income totals is $615,000 for the current quarter and $1,106,000 for the current six-month period from the Western Kentucky Group, which Area acquired on January 31, 2000. For comparative purposes, non-interest income from the Western Kentucky Group is excluded in the following analysis as a result of the acquisition having been accounted for as a purchase transaction in which the historical financial statements of Area were not restated. Also excluded in the following analysis is $7,396,000 of non-recurring non-interest income during the second quarter of 2000 and $17,786,000 in 1999 as well as $15,747,000 during the first half of 2000 and $21,328,000 in the same period of 1999. Excluding these items, adjusted non-interest income increased $1,502,000 or 27.2% to $7,029,000 from $5,527,000 in the second quarter of 1999 and increased $2,606,000 or 23.8% to $13,566,000 from $10,960,000 in the first six months of 2000 compared to the same period in 1999. The following analysis compares adjusted non-interest income (see "Area 2000, Net" column in the table above) which excludes the Western Kentucky Group as well as non-recurring non-interest income in both the second quarter and first six months of 2000 and 1999. Commissions and fees on fiduciary activities increased $140,000 or 10.2% to $1,507,000 in the second quarter of 2000 and $157,000 or 5.8% during the current six-month period largely as a result of successful new business development efforts.

           Service charges on deposit accounts increased $479,000 or 21.7% to $2,684,000 and $753,000 or 17.2% to $5,124,000 for the three and six months ended June 30, 2000, respectively, when compared to similar period totals in 1999, due primarily to deposit growth in accounts subject to service charges and increases in fees charged. Other service charges, commissions and fees totaled $2,078,000 and $3,909,000 for the second quarter of 2000 and year-to-date periods ended June 30, 2000. The increases were $568,000 or 37.6% and $1,075,000 or 37.9%, respectively, for the three and six-month periods ended June 30, 2000. The increases for the current and year-to-date periods were largely the result of an increase of $403,000 during the current quarter and $645,000 for the year-to-date period in security brokerage commissions earned through the Eifler Group. Gains on the sales of loans decreased $190,000 or 56.9% to $144,000 in the second quarter of 2000 compared to the same period in 1999 and decreased $493,000 or 65.0% to $266,000 in the first half of the year compared to the same period in 1999. Gains on the sales of loans were favorably impacted during the second quarter and first six months of 1999 by lower interest rates and a strong refinancing market. Other income totaled $616,000 during the three months ended June 30, 2000 compared to $111,000 in the second quarter of 1999 and $1,404,000 during the first half of 2000 versus $290,000 in the same period of 1999. These amounts represent increases of $505,000 or 455.0% and $1,114,000 or 384.1% for the second quarter and year-to-date periods, respectively. The increases during the current quarter and year-to-date periods were primarily the result of income earned from the sale of call options related to Area's equity investment portfolio. The amount earned on call options in the current three-month period was $310,000 while the amount earned during the first six months of 2000 was $713,000. The recurrence of this income in the future can not be assured since it depends upon the market value of Area's equity investment portfolio and the value third parties place on the ability to purchase equity securities owned by Area at fixed prices in the future. Security gains (net) totaled $7,484,000 in the current quarter compared to $17,786,000 in the same period of 1999 and $15,686,000 compared to $20,383,000 during the first six months of 2000 and 1999, respectively. These gains on the sale of securities reflect Area's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

           NON-INTEREST EXPENSES

           The tables on the following page set forth the components of non-interest expenses for the three and six months ended June 30, 2000, and 1999. The amounts listed below for the three-and six-month periods include adjustments for the Western Kentucky Group and non-recurring non-interest expenses for comparability purposes.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

           NON-INTEREST EXPENSES (CONTINUED)

           NON-INTEREST EXPENSES
           (Amounts in thousands)
                                                                               THREE MONTHS ENDED JUNE 30
                                                                 ---------------------------------------------------------------
                                                                              WESTERN
                                                                              KENTUCKY
                                                                TOTAL AREA      GROUP       AREA 2000
                                                                  2000          2000        NET (1)          1999         CHANGE
                                                               ------------   ----------    ----------     -------       -------
           Salaries and employee benefits                        $10,128        $  921       $ 9,207       $ 8,546        $  661
           Net occupancy expenses                                  1,513            56         1,457         1,322           135
           Furniture and equipment expense                         1,821           258         1,563         1,567           (4)
           Federal deposit insurance                                 104             3           101            69            32
           Data processing expense                                 1,449           185         1,264         1,366         (102)
           Advertising and community relations                       959            91           868           903          (35)
           Insurance and taxes                                     1,106           152           954           716           238
           Professional fees                                       1,486            75         1,411           569           842
           Amortization of intangibles                             2,235         1,277           958           861            97
           Other                                                   2,731           204         2,527         2,482            45
                                                               ---------      --------      --------       -------       -------
                ADJUSTED NON-INTEREST EXPENSES                    23,532         3,222        20,310        18,401         1,909
           Non-recurring items:
           Merger and acquisition expense                             --            --            --            --            --
                                                               ---------      --------      --------       -------       -------
                TOTAL                                           $ 23,532        $3,222      $ 20,310      $ 18,401       $ 1,909
                                                               =========      ========      ========      ========       =======

           (1) Excludes Western Kentucky Group. See Note 3 in the accompanying unaudited financial statements.


           NON-INTEREST EXPENSES
           (Amounts in thousands)
                                                                                      SIX MONTHS ENDED JUNE 30
                                                                  -------------------------------------------------------------
                                                                                 WESTERN
                                                                  TOTAL AREA     KY GROUP     AREA 2000,
                                                                    2000          2000         NET (1)        1999       CHANGE
                                                                  --------       -------       --------     -------       -----
           Salaries and employee benefits                         $ 20,027       $ 1,626       $ 18,401     $17,572       $ 829
           Net occupancy expenses                                    2,884           120          2,764       2,605         159
           Furniture and equipment expense                           3,468           386          3,082       3,057          25
           Federal deposit insurance                                   182            17            165         137          28
           Data processing expense                                   2,947           485          2,462       2,614       (152)
           Advertising and community relations                       1,709           149          1,560       1,670       (110)
           Insurance and taxes                                       2,157           258          1,899       1,268         631
           Professional fees                                         2,883           283          2,600       1,221       1,379
           Amortization of intangibles                               3,473         1,556          1,917       1,737         180
           Other                                                     5,150           418          4,732       4,491         241
                                                                  --------       -------       --------     -------       -----
                ADJUSTED NON-INTEREST EXPENSES                      44,880         5,298         39,582      36,372       3,210
           Non-recurring items:
           Merger and acquisition expense                              382            --            382         320          62
                                                                  --------       -------       --------     -------       -----
                TOTAL                                             $ 45,262        $5,298       $ 39,964    $ 36,692     $ 3,272
                                                                  ========       =======       ========     =======       =====


           (1) Excludes Western Kentucky Group. See Note 3 in the accompanying unaudited financial statements.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

           NON-INTEREST EXPENSES (CONTINUED)

           Non-interest expenses totaled $23,532,000 and $45,262,000 for the three and six-month periods ended June 30, 2000. These amounts represent increases of $5,131,000 or 27.9% and $8,570,000 or 23.4%, respectively, when compared to 1999 period totals. Included in the non-interest expense totals is $3,222,000 for the current quarter and $5,298,000 for the current six-month period from the Western Kentucky Group, which Area acquired on January 31, 2000. For comparative purposes, non-interest expenses from the Western Kentucky Group is excluded in the following analysis as a result of the acquisition having been accounted for as a purchase transaction in which the historical financial statements of Area were not restated. Also excluded in the following analysis is $382,000 of merger and acquisition expenses in 2000 and $320,000 in 1999. Excluding these items, adjusted non-interest expenses increased $1,909,000 or 10.4% to $20,310,000 from $18,401,000 in the second quarter of 1999 and increased $3,210,000 or 8.8% to $39,582,000 in the first six months of 2000 compared to $36,372,000 during the same period in 1999. The following analysis compares adjusted non-interest expenses which exclude the Western Kentucky Group as well as merger and acquisition expenses in both the second quarter and first six months of 2000 and 1999. Salaries and benefits increased $661,000 or 7.7% to $9,207,000 in the second quarter of 2000 and $829,000 or 4.7% during the current six-month period largely as a result of merit increases and the addition of staff that will be required to implement the consolidation of operations as more fully discussed in Item 2 "General". Net occupancy expenses increased $135,000 or 10.2% to $1,457,000 and $159,000 or 6.1% to $2,764,000, respectively, for the three-and six-month periods ended June 30, 2000, when compared to similar period totals in 1999, due primarily to expenses related to the modernization of several facilities. Furniture and equipment expenses totaled $1,563,000 and $3,082,000 during the second quarter of 2000 and year-to-date periods ended June 30, 2000. The current quarter reflected a decrease of $4,000 or 0.3% while the year-to-date period increased $25,000 or 0.8%. Data processing expenses totaled $1,264,000 during the current quarter compared to $1,366,000 in the same period in 1999 and totaled $2,462,000 during the six months ended June 30, 2000 versus $2,614,000 during the first half of 1999. The decreases, $102,000 or 7.5% and $152,000 or 5.8% for the quarter and year-to-date periods reflected a reduced level of expenses associated with modifying computer application systems for Year 2000. Advertising and community relations expense declined $35,000 or 3.9% to $868,000 during the current quarter and $110,000 or 6.6% to $1,560,000 during the six months ended June 30, 2000 when compared to the same periods in 1999. Decreases in customer relations expense accounted for the majority of the decline for both the current period and year-to-date periods. Insurance and taxes totaled $954,000 during the current quarter compared to $716,000 during the same period in 1999 and totaled $1,899,000 in the current six-month period ended June 30, 2000 versus to $1,268,000 during the first half of 1999. The increases were $238,000 or 33.2% and $631,000 or 49.8% for the three-month and six-month periods ended June 30, 2000 compared to the similar periods in 1999. The increases were primarily the result of increased state taxes on Area's banks. Professional fees increased $842,000 or 148.0% and $1,379,000 or 112.9% during the current quarter and year-to-date periods compared to similar periods in 1999. The increases during both the current quarter and year-to-date periods were the result of acquisition activities as discussed in
           Note 3 in the accompanying unaudited financial statements and professional fees incurred in Area's consolidation of its operations (see Item 2, "General"). Other non-interest expenses totaled $2,527,000 during the current quarter compared to $2,482,000 for the same period in 1999 and totaled $4,732,000 during the six months ended June 30, 2000 compared to $4,491,000 in the same period in 1999. The current quarter reflected an increase of $45,000 or 1.8% and the year-to-date period reflected an increase of $241,000 or 5.4%. The year-to-date period increase was largely the result of increases in correspondent bank charges, Federal Reserve service charges, other miscellaneous losses and office supplies.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

           INCOME TAX EXPENSE

           Income tax expense totaled $6,499,000 and $12,901,000 for the three-and six-month periods ended June 30, 2000 compared to $8,846,000 and $11,823,000 during the same periods in 1999. The reduced level of income tax expense for the current three-month period was the result a reduced level of pre-tax income off-set by increased state tax tax related to security gains. The effective tax rate was 35.7% and 35.6% during the three-and six-month periods ended June 30, 2000 compared to 33.6% and 31.4% during the same periods of 1999. The effective tax rate differs from the marginal income tax rate of 35% in both 2000 and 1999 due primarily to the effects of tax exempt interest, goodwill amortization in both 1999 and 2000 and state taxes in 2000. The increase in the effective income tax rate during 2000 is largely attributable to an increase in goodwill amortization and an increase in the amount of state taxes on security gains.

B.         FINANCIAL POSITION

           Total assets increased $392,840,000 or 16.8% to $2,733,361,000 from
           December 31, 1999. Excluding the acquisition of the Western Kentucky Group, which added $383,349,000 in assets, assets increased approximately $9,491,000 or 0.4% from year-end. Assets averaged $2,719,521,000 in the quarter ended June 30, 2000 compared to $2,242,668,000 during the same period in 1999. The growth in average assets from the quarter ended June 30, 1999 to the quarter ended June 30, 2000 was $476,853,000 or 21.3%. This growth was largely the result of the acquisition of the Western Kentucky Group. Earning assets totaled $2,488,140,000 on June 30, 2000, an increase of $349,336,000 or 16.3% over December 31, 1999 earning assets which totaled $2,138,804,000. Excluding earning assets acquired as a result of the acquisition of the Western Kentucky Group, earning assets increased $912,000 or 0.04% from December 31, 1999 to June 30, 2000.

           SHORT-TERM INVESTMENTS AND SECURITIES

           Short-term investments, which include interest-bearing deposits with banks and federal funds sold, totaled $4,947,000 on June 30, 2000, a decrease of $1,063,000 from year-end balances.

           Securities represented 22.2% of earning assets on June 30, 2000 and totaled $551,161,000 on June 30, 2000, an increase of $58,445,000 or
           11.9% from $492,716,000 on December 31, 1999. Excluding $101,144,000
           of securities added as a result of the acquisition of the Western Kentucky Group, the securities portfolio decreased $42,699,000 or 8.7% from December 31, 1999. The cash obtained as a result of the reduction in the securities portfolio was used to fund loans. The held-to-maturity and available-for-sale portfolios as of June 30, 2000 consisted of 31.3% in U.S. and other government agency securities, 29.2% in mortgage-backed securities, 32.8% in state and municipal securities and 6.7% in equity and other securities. The comparable distributions at December 31, 1999 were 41.5%, 14.6%, 31.0% and 12.9%, respectively.

           LOANS

           Loans, including loans held for sale increased $291,954,000 or 17.8% to $1,932,032,000 during the three months ended June 30, 2000 from $1,640,078,000 on December 31, 1999. Excluding the acquisition of the Western Kentucky Group which added $220,030,000 of loans, loans increased $71,924,000 or 4.4% during the first six months of 2000. Loans, including loans held for sale, represent the largest category of earning assets, comprising 77.6% of earning assets as of June 30, 2000, 76.7% as of December 31, 1999 and 74.1% as of June 30, 1999.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

           LOANS (CONTINUED)

           The following table presents the major categories of loans including loans held for sale:

          (Amounts in thousands)                              JUNE 30,      DECEMBER 31,      JUNE 30,
                                                               2000             1999            1999
                                                            -----------     -----------      ----------
          Commercial                                          $ 705,962       $ 580,521       $ 549,382
          Real estate                                           965,496         820,995         760,754
          Consumer installment and other loans                  260,574         238,562         221,409
                                                            -----------     -----------      ----------
          TOTAL                                             $ 1,932,032     $ 1,640,078      $1,531,545
                                                            ===========     ===========      ==========


           DEPOSITS

           Deposits totaled $2,055,218,000 on June 30, 2000, an increase of $343,436,000 or 20.1% from $1,711,782,000 on December 31, 1999.
           Excluding $327,969,000 of deposits acquired as a result of the acquisition of the Western Kentucky Group deposits grew $15,467,000 or 0.9% from December 31, 1999 to June 30, 2000. Non-interest bearing deposits (excluding $55,790,000 of deposits acquired through the acquisition of the Western Kentucky Group) declined $10,106,000 or 3.8% from December 31, 1999. The decrease in non-interest bearing deposits from year-end totals was partially the result of customers' desire to minimize their non-interest bearing deposits. Interest-bearing deposits (excluding $272,179,000 deposits acquired through the acquisition of the Western Kentucky Group) increased $25,573,000 or 1.8%. Average deposits increased $300,730,000 or 17.1%
           to $2,055,066,000 in the three months ended June 30, 2000 compared to the same period in 1999 while increasing $203,404,000 or 11.5% to $1,973,988,000 in the first half of 2000 compared to the same period of 1999. These increases were largely the result of the acquisition of the Western Kentucky Group.

           The following table summarizes the composition of deposits as of March 31, 2000, December 31, 1999 and March 31, 1999:

          (Amounts in thousands)                                 JUNE 30,         DECEMBER 31,          JUNE 30,
                                                                  2000               1999                1999
                                                                ---------           ---------          ---------
          Non-interest bearing demand                           $ 310,635           $ 264,951          $ 238,148
          Interest bearing deposits:
             Interest bearing demand                              315,345             294,705            290,946
             Savings                                              434,514             397,927            404,074
             Certificates of deposit of $100,000 or more          192,317             180,964            155,202
             Other time                                           802,407             573,235            635,282
                                                                ---------           ---------          ---------
                Total interest bearing deposits                 1,744,583           1,446,831          1,485,504
                                                                ---------           ---------          ---------
                TOTAL DEPOSITS                                $ 2,055,218         $ 1,711,782        $ 1,723,652
                                                                =========           =========          =========


           BORROWED FUNDS

           Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings increased by $45,921,000 or 13.6% to $383,970,000 from $338,049,000 on December 31, 1999. Excluding $62,095,000 of borrowed funds added as a result of the acquisition of the Western Kentucky Group borrowed funds declined $16,174,000 or 4.8%.

           Other borrowings increased from $135,000 on December 31, 1999 to $62,125,000 on June 30, 2000. This increase was largely the result of funds borrowed for the acquisition of the Western Kentucky Group. Area initially borrowed $75,000,000 on January 31, 2000 (the date of acquisition) for the acquisition.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

           CAPITAL RESOURCES

           Shareholders' equity totaled $270,724,000 at June 30, 2000, an increase of $3,760,000 or 1.4% from $266,964,000 on December 31,
           1999. In addition, a decrease totaling $13,340,000 or 54.4% to $11,182,000 in accumulated other comprehensive income negatively impacted shareholders' equity. This decrease in accumulated other comprehensive income occurred primarily as a result of the sale of available for sale securities and a rise in interest rates during the six months ended June 30, 2000 which caused a decrease in the value of Area's fixed income investment securities.

           The shareholders' equity-to-asset ratio was 9.90% at June 30, 2000 compared to 11.41% on December 31, 1999. The decrease was largely the result of the acquisition of the Western Kentucky Group which added approximately $383,349,000 of assets.

           Book value per share was $16.59, $16.17 and $15.93 at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

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

           A summary of the regulatory capital ratios is shown below:


                                                                                               REGULATORY CAPITAL REQUIREMENTS
                                                                                               -------------------------------
                                                        JUNE 30,           DECEMBER 31,           WELL               MINIMUM
                                                         2000                 1999             CAPITALIZED           REQUIRED
                                                       ----------          ------------        -----------           --------
           Leverage Ratio                                 6.84%                9.32%              5.00%               4.00%
           Tier I Risk Based Capital Ratio              10.08%               12.60%               6.00%               4.00%
           Total Risk Based Capital Ratio               11.32%               13.86%              10.00%               8.00%


           The decrease in the regulatory capital ratios from December 31, 1999 to June 30, 2000 was the result of the purchase of the Western Kentucky Group that resulted in the addition of $383,349,000 of assets and $32,949,000 of intangible assets.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                       MANGEMENT'S DISCUSSION AND ANALYSIS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

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

           The following schedule shows the dollar amount of assets at June 30, 2000, December 31, 1999 and June 30, 1999, represented by nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing and other real estate owned:

           (In thousands)                                                         JUNE 30,      DECEMBER 31,      JUNE 30,
                                                                                   2000             1999           1999
                                                                                  -------       ------------       ------
           Nonaccrual loans                                                       $ 3,171          $ 1,078         $  695
           Loans contractually past due 90 days or more as to
                interest or principal and still accruing                            3,773              990          1,019
                                                                                  -------          -------         ------
                TOTAL UNDER-PERFORMING AND RESTRUCTURED LOANS                       6,944            2,068          1,714
           Other real estate owned                                                    678              203          1,509
                                                                                  -------          -------         ------
                TOTAL UNDER-PERFORMING ASSETS                                      $7,622           $2,271         $3,223
                                                                                  =======          =======         ======



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

          INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
          (In thousands, except per share data)
                                                                    CHANGE IN INTEREST RATES FROM JUNE 30, 2000 RATES
                                                                   -----------------------------------------------------
                                                                         INCREASE                        DECREASE
                                                                   ---------------------          ----------------------
          SIMULATED IMPACT IN THE NEXT 12 MONTHS                   +200BP         +100BP          -100BP          -200BP
                                                                   ------         ------          ------          ------
          Net income increase (decrease)                           $ 2,887        $ 2,041        $ (2,107)       $ (4,551)
          Net income per share-basic increase (decrease)              0.18           0.12           (0.13)          (0.28)
          Net income per share-diluted increase (decrease)            0.17           0.12           (0.13)          (0.28)

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

                              AREA BANCSHARES CORPORATION



Date:JANUARY 23, 2001         By:  /s/ THOMAS R. BRUMLEY
     -----------------             --------------------------------------------
                                       Thomas R. Brumley
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:JANUARY 23, 2001         By:  /s/ EDWARD J. VEGA
     -----------------             --------------------------------------------
                                       Edward J. Vega
                                       Senior Vice President-
                                       Chief Financial Officer
                                       (Principal Financial Officer)




Date:JANUARY 23, 2001         By:   /s/ GARY R. WHITE
     -----------------             --------------------------------------------
                                         Gary R. White
                                         Vice President, Controller
                                         (Principal Accounting Officer)