Form 10-K405
period 2000-12-31
AREA BANCSHARES CORP
filed 2001-03-21
CIK 357191

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         Commission file number 0-26032.

                           AREA BANCSHARES CORPORATION
             (Exact name of registrant as specified in its charter)

          KENTUCKY                                    61-0902343
(State or other jurisdiction of              (IRS Employer Identification
 incorporation or organization)                        Number)

         230 FREDERICA STREET
       OWENSBORO, KENTUCKY                               42301
(Address of Principal Executive Office)               (Zip Code)

                                 (270) 926-3232
               Registrant's telephone number, including area code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                            No Par Value Common Stock
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. [X]

The Registrant estimates that the aggregate market value of the Registrant's common stock held by nonaffiliates on March 2, 2001 was $242,131,000, (based upon affiliates' reports of beneficial ownership that 15,011,248 or approximately 61.7% of the shares are owned by nonaffiliates and a closing price on March 2, 2001 of $16.13).

The number of shares outstanding of the Registrant's common stock as of March 2, 2001:
24,318,577 Shares Common Stock, No Par Value

                       DOCUMENTS INCORPORATED BY REFERENCE

Pertinent extracts from Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and exchange Commission are incorporated into Part III.

================================================================================

                           AREA BANCSHARES CORPORATION

                                    FORM 10-K

------------------------------------------------------------------------------------------------------------
                                TABLE OF CONTENTS
                                     PART I
                                                                                                        PAGE
                                                                                                        ----
ITEM 1.     Business
                   General Description                                                                    2
                   Affiliated Banks and Trust Company                                                     2
                   Bank-Related Subsidiaries and Affiliates                                               2
                   Supervision and Regulation                                                             2
                   Government Monetary Policy                                                             7
                   Economic Conditions                                                                    7
                   Competition                                                                            7
                   Employees                                                                              8
                   Statistical Disclosure by Bank Holding Companies                                       8
ITEM 2.     Properties                                                                                    9
ITEM 3.     Legal Proceedings                                                                             9
ITEM 4.     Submission of Matters to a Vote of Security Holders                                           9
ITEM 4A.    Executive Officers of the Registrant                                                          9

------------------------------------------------------------------------------------------------------------

                                     PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Shareholder Matters                     10
ITEM 6.     Selected Financial Data                                                                       10
ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                              11
ITEM 7A.    Qualitative and Quantitative Disclosures About Market Risk                                    36
ITEM 8.     Financial Statements and Supplementary Data                                                   44
ITEM 9.     Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure                                                                      75

------------------------------------------------------------------------------------------------------------

                                    PART III

ITEM 10.     Directors and Executive Officers of the Registrant                                           76
ITEM 11.     Executive Compensation                                                                       76
ITEM 12.     Security Ownership or Certain Beneficial Owners and Management                               76
ITEM 13.     Certain Relationships and Related Transactions                                               76

------------------------------------------------------------------------------------------------------------

                                     PART IV

ITEM 14.    Exhibits, Financial Statements Schedules, and Reports on Form 8-K                             76

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

         AREA Bancshares Corporation ("AREA" or the "Corporation"), was incorporated in Kentucky in 1976. On December 31, 2000, AREA owned two commercial banks and one non-depository trust company, all located in Kentucky and conducting business primarily in the Commonwealth of Kentucky. All three financial institutions are state-chartered. The two commercial banks are collectively referred to as "banks" or "affiliated banks". See Item 7. "Name Change and Consolidation of Operations". AREA is the largest bank holding company headquartered in Kentucky.

         The affiliated banks provide a wide range of financial services such as accepting demand and time deposits, providing checking and money market accounts, making commercial, consumer and mortgage loans, issuing and servicing credit cards, leasing, issuing credit life, accident and health, and property and casualty insurance, providing safe deposit facilities, and providing alternative investments and brokerage services. The trust company provides trust services for personal and corporate customers. AREA also has six active non-bank affiliates that provide services incidental to AREA's operations. AREA has established an internet website (http://www.abcbank.com) which provides additional information about the products and services offered by its affiliates.

         AREA furnishes specialized services to its affiliated banks and subsidiaries including: supervision, administration, and review of loan portfolios; administration of investment portfolios, insurance programs, and employee benefit plans; and assistance with respect to accounting and operating systems and procedures, personnel, marketing, cash management services, and equipment management.

AFFILIATED BANKS AND TRUST COMPANY

         The two affiliated banks had 75 banking locations as of December 31, 2000. These banks serve both rural and metropolitan areas. As of December 31, 2000, AREA Bank had total assets of $2.45 billion and The Vine Street Trust Company had total assets of $289.77 million. AREA Trust had $1.11 billion of assets under management while The Vine Street Trust Company managed $252 million of trust assets. (See Item 7. "Name Change and Consolidation of Operations" for details of the consolidation of AREA's banks).

BANK-RELATED SUBSIDIARIES AND AFFILIATES

         AREA Services, Inc. was formed on July 8, 1991 as a wholly-owned nonbank subsidiary of AREA. AREA Services is one of the providers of non-deposit investment products for AREA.

         During April 1992, Vine Street Financial, Inc. was formed as a wholly-owned subsidiary of The Vine Street Trust Company for the purpose of originating and facilitating the processing of loans guaranteed by the Small Business Administration.

SUPERVISION AND REGULATION

Company Regulation

         AREA is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act") and is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). In addition, AREA is subject to the provisions of Kentucky's banking laws regulating bank acquisitions and various activities of controlling bank shareholders. The regulatory provisions discussed below are intended and designed for the protection of depositors in AREA's subsidiary banks, and are not for the protection of shareholders.

         As a bank holding company, AREA is required to file an annual report with the Federal Reserve and any additional information as the Federal Reserve may require. The Federal Reserve and the Kentucky Department of

Financial Institutions may also conduct examinations of AREA to determine whether it is in compliance with applicable federal and Kentucky banking laws and regulations.

         The Federal Bank Holding Company Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisition of any additional banks would require prior approval from both the Federal Reserve and the Kentucky Department of Financial Institutions. Under Kentucky law, a holding company may not acquire a bank located in Kentucky, if the acquisition would cause the Kentucky deposits controlled by the acquiring holding company to exceed 15% of the total deposits of all banks in Kentucky. This limitation does not currently restrict the ability of AREA to pursue acquisitions of financial institutions in Kentucky.

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

         In addition to having the right to acquire ownership or control of other banks, AREA is authorized to acquire ownership or control of non-banking companies, provided the activities of the non-banking companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers the activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

         In 1999 Congress enacted the Graham-Leach-Bliley Act of 1999 (the "GLB Act") which repeals Sections 20 and 32 of the Banking Act of 1933. The GLB Act provides new opportunities for bank holding companies, banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. To further this goal, the Act amends Section 4 of the Federal Bank Holding Company Act to provide a new framework for regulation through financial holding companies that have as their umbrella regulator the Federal Reserve Board. Pursuant to the GLB Act, bank holding companies, their subsidiary depository institutions and foreign banks electing to qualify as financial holding companies must be well-managed, well-capitalized and rated at least satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities. Presently, we have no plans to become a financial holding company.

Federal Securities Laws

         AREA is subject to various federal securities laws, including the Securities Act of 1933 and the Securities Exchange Act of 1934. The Securities Act regulates the distribution or public offering of securities, while the Securities Exchange Act regulates trading in securities that are already issued and outstanding. Both Acts provide civil and criminal penalties for misrepresentations and omissions in connection with the sale of securities. The Securities Exchange Act also prohibits market manipulation and insider trading.

         Under the Securities Exchange Act, AREA files annual, quarterly and current reports with the Securities and Exchange Commission. In addition, AREA and its directors, executive officers and 5% shareholders are subject to additional reporting requirements, including requirements governing the submission of proxy statements and reports of beneficial ownership of AREA's securities.

Bank Regulation

         Both of AREA's banks are state chartered and are members of the Federal Reserve system. They are subject to regulation and examination by the Kentucky Department of Financial Institutions and by the Federal Reserve.

Restrictions on Payment of Dividends

         The principal source of AREA's income consists of dividends from its subsidiary banks, and there are limitations on the payment of dividends by the subsidiary banks.

         The prior approval of the Kentucky Department of Financial Institutions is required if the total of all dividends declared by the subsidiary bank in any calendar year exceeds the bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, both federal and state law may impose capital limitations on the ability of AREA to pay dividends.

Capital Adequacy

         AREA and its subsidiary banks are required to comply with the capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in the risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets (including various off-balance sheet items, such as standby letters of credit) is 8%. At least half of total capital must consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 2000, AREA's consolidated total risk-based capital ratio and its Tier 1 risk-based capital ratio (i.e., the ratio of Tier 1 capital to risk-weighted assets) were 11.68% and 10.43%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.00%, plus an additional cushion of 1.00% to 2.00%. AREA's leverage ratio at December 31, 2000 was 7.72%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a tangible Tier 1 capital leverage ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Support of Subsidiary Institutions

         Under Federal Reserve policy, AREA is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent this Federal Reserve policy, AREA may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries will be repaid after deposits and other indebtedness of the banking subsidiaries are repaid. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC, in connection with:

         - The default of a commonly controlled FDIC-insured depository institution; or

         - Any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default."

         "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of AREA are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against the depository institution's banking affiliates, and a potential loss of AREA's investment in its other subsidiary depository institutions.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, in which all institutions are placed). The federal banking regulators are required to take mandatory supervisory actions, and are authorized to take other discretionary actions, relating to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to limitations. The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments

         The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: well-capitalized; adequately capitalized; and undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

         Based on the affiliated banks' risk classifications, they were not required to pay assessments for deposit insurance in 2000, nor will they be required to pay deposit insurance assessments in 2001. The affiliated banks were required to pay the special interim Bank Insurance Fund Financing Corporation assessment in 2000 and will also be required to pay this assessment in 2001. During the fourth quarter of 2000, the rate for this assessment was 4.9 cents per $100 of bank deposits.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

         The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the appropriate federal regulator will evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the affiliated banks. Additionally, banks will be required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

- The Fair Credit Reporting Act of 1970, governing the use and provision of information to credit reporting agencies;

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

Restrictions on Transactions with Affiliates

         AREA and the affiliated banks are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

         AREA and the affiliated banks are also subject to the provisions of
Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

GOVERNMENT MONETARY POLICY

         AREA's earnings are affected by the policies of regulatory authorities, including the Federal Reserve. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond AREA's control. AREA cannot predict what the future policies of the Federal Reserve will be, nor their effect on AREA's future earnings.

ECONOMIC CONDITIONS

         At December 31, 2000, the two affiliated banks and the trust company operated throughout the Commonwealth of Kentucky. During 2000, the local economies that each of the banks operated in expanded and the unemployment rate in the markets served by the affiliated banks and trust company fell. The local agricultural economies have been strong; however, lower agricultural prices in 1999 and 2000 along with the reductions in the tobacco quotas may prove stressful. During 2000, increased yields of most agricultural products served to offset the reduced prices. The manufacturing economies have expanded with several manufacturing plants in each market expanding and adding employees. The housing market has been strong in all the banking areas with demand out-stripping supply in several markets.

COMPETITION

         The banking business in Kentucky is highly competitive and the affiliated banks compete not only with banks and thrifts, but with finance and personal loan companies, credit unions, and other financial institutions. In the banking industry, competition is usually expressed in terms of interest rates charged on loans and paid on deposits, the ability to attract new loans and deposits, the variety and scope of services offered, convenient banking hours, access to bank services through branches and ATMs, and the offering of additional services such as fiduciary and brokerage services. In addition, the affiliated banks compete for customer funds with other investment alternatives available through investment brokers, insurance companies, finance companies and other institutions.

         AREA Trust competes with retail and discount stock brokers, investment advisors, mutual funds, insurance companies and other banks with trust operations or trust companies. Competition for AREA Trust generally involves the variety of products and services that can be offered to customers.

EMPLOYEES

         On December 31, 2000, AREA had 895 full-time employees and 154 part-time employees. The employees of AREA are not represented by unions. The relationship between management and employees is considered good.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

         The following information, included under Items 6, 7 and 8 of this Form 10-K, is incorporated by reference herein:

         "Summary of Average Balance Sheets, Net Interest Income and Interest Rates" - presents the average consolidated balance sheets by major type of account, the interest earned and interest paid and the average yields and average rates paid for years 2000, 1999 and 1998.

         "Summary of Changes in Net Interest Income" - presents the changes in interest income and interest expense due to changes in volume and changes in rate for years 2000 and 1999.

         "Interest Rate Sensitivity" - presents the impact on net interest income, and hence net income, of changes in interest rates as of December 31, 2000.

         "Allocation of the Allowance for Loan Losses" - presents the allocated amount of the allowance for loan losses as deemed to be reasonably necessary to provide for losses within each category of loans as of December 31, 2000, 1999, 1998, 1997 and 1996.

         "Summary of Loan Loss Experience" - presents an analysis of the allowance for loan losses for the years ended December 31 for 2000, 1999, 1998, 1997 and 1996.

         "Carrying Amounts of Securities" - presents the carrying amounts of the securities portfolio as of December 31, 2000, 1999 and 1998.

         "Maturities and Average Yields of Securities" - presents the carrying amount, maturities and average yields as of December 31, 2000.

         "Other Borrowing Information" - presents information regarding federal funds purchased and securities sold under agreements to repurchase, notes payable to the U. S. Treasury, advances from the Federal Home Loan Bank and other borrowings for the years ended December 31, 2000 and 1999.

         "Non-performing Assets" - presents information relative to non-performing assets as of December 31, 2000, 1999, 1998, 1997 and 1996.

         "Average Deposits and Rates Paid" - presents information regarding the average balances, average rates and year-end balances for the years ended December 31, 2000 and 1999.

         "Loan Portfolio Information" - presents information regarding the composition of the loan portfolio as of December 31, 2000, 1999, 1998, 1997 and 1996.

ITEM 2.  PROPERTIES

         As of December 31, 2000, the corporate offices of AREA, which are owned by a subsidiary of AREA, were located at 230 Frederica Street, Owensboro, Kentucky 42301. In addition, AREA or its subsidiaries owned or leased 75 locations throughout the Commonwealth of Kentucky. None of the properties owned is subject to any material encumbrances.

ITEM 3.  LEGAL PROCEEDINGS

         AREA and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on AREA's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names and ages of the executive officers of AREA as of March 15, 2001, their positions with AREA on that date, the period during which the executive officers have served and the other positions held by them with AREA's affiliated banks and subsidiaries during at least the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders.

         Thomas R. Brumley, age 62, President and Chief Executive Officer. Mr. Brumley was named to his current position in 1990 and has served as a director of AREA since 1996. Prior to that, he served as President and Chief Executive Officer of The Owensboro National Bank, an affiliated bank, from 1983 to 1990.

         John A. Ray, age 45, Executive Vice President and Chief Operating Officer. Mr. Ray has served as Executive Vice President and Chief Operating Officer since 1999. Prior to that, he served as Executive Vice President and Chief Financial Officer from 1998 to 1999 and President and Chief Executive Officer of The Owensboro National Bank, an affiliated bank, from 1997 to 1998. Mr. Ray also held the position of First Senior Vice President of Finance for The Owensboro National Bank from 1993 to 1994.

         Cynthia W. Carlton, age 51, Senior Vice President-Retail Administration. Ms. Carlton was named to her current position in 1999. She has also served as Vice President-Director of Retail Administration from 1998 to 1999. Prior to joining AREA, she served as Senior Vice President-Marketing Director for Union Planters Bank in Nashville, Tennessee from 1994 to 1999.

         Kevin M. Gallagher, age 47, Senior Vice President-Operations.
Mr. Gallagher has served in his current position since February 2000. Prior to joining AREA, he served as Vice President of Operations and Technology for 1979 to 2000 at CNB Bancshares.

         Brian R. Greisbach, age 50, Senior Vice President-Loan Administration. Mr. Greisbach was named to his current position in 1999. Prior to joining AREA, he served as Senior Vice President from 1990 to 1999 at Regions Bank and CBT Corporation.

         Timothy O. Shelburne, age 44, Senior Vice President-General Counsel. Mr. Shelburne has served in his current position since 1995. Prior to that, he was Vice President and Compliance Officer for The Owensboro National Bank, an affiliated bank, from 1993 to 1994.

         Edward J. Vega, age 53, Senior Vice President-Chief Financial Officer. Mr. Vega has served in his current position since 1999. Prior to joining AREA, he held the position of President of Financial Research Associates, LLC of St. Louis, Missouri from 1997 to 1999 and Executive Vice President and Chief Financial Officer of Union Planters Bank of Missouri (formerly Financial Bancshares, Inc.) from 1984 to 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         AREA's common stock trades on the Nasdaq National Market under the trading symbol: AREA. Stock price quotations can be found in The Wall Street Journal, other major daily newspapers and various web sites. Provided below are the Nasdaq price quotes and dividend data for AREA Bancshares Corporation over the past two years. All common stock and per share data have been adjusted to reflect the 3-for-2 stock split which was paid in December 2000.

         MARKET PRICES AND DIVIDENDS
         -----------------------------------------------------------------------
                                                                      PER SHARE
                                      HIGH              LOW           DIVIDENDS
         -----------------------------------------------------------------------
         1999:
                 First quarter       $19.17            $15.59          $ 0.030
                 Second quarter       18.26             15.67            0.033
                 Third quarter        19.21             15.84            0.033
                 Fourth quarter       18.71             16.34            0.037

         2000:
                 First quarter        16.00             12.38            0.037
                 Second quarter       14.88             12.38            0.040
                 Third quarter        15.00             12.71            0.040
                 Fourth quarter       17.00             12.17            0.045
         -----------------------------------------------------------------------

         The future payment of dividends is solely at the discretion of the Board of Directors of AREA Bancshares Corporation and depends upon legal and regulatory considerations and upon the earnings and financial condition of AREA and such other factors as AREA's Board of Directors may, from time-to-time, deem relevant. In particular, the prior approval of the Kentucky Department of Financial Institutions, as applicable, is required if the total of all dividends declared by any subsidiary bank in any calendar year exceeds the bank's net profits, as defined for that year, combined with its retained net profits for the proceeding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, both federal and state laws impose capital limitations on the ability of AREA and its subsidiaries to pay dividends. Management does not believe that these restrictions on the payment of dividends are likely to restrict the future payment of dividends on AREA's common stock, and currently expects that comparable cash dividends will continue to be paid in the future.

         There were approximately 919 holders of record of AREA's no par value common stock as of March 2, 2001. The closing price of AREA's common stock was $16.13 on March 2, 2001.

         During 1997 and 1998, AREA issued shares of restricted stock to various key employees for their past and future service to AREA, as described below:

         DATE GRANTED            NUMBER OF SHARES GRANTED                  VESTING PERIOD
         ------------            ------------------------        -------------------------------
         January 1997                     27,270                 20% annually beginning 01/02/98
         May 1998                          5,363                 20% annually beginning 02/01/01

         Since AREA issued the restricted stock to a limited number of employees, no public offering was involved, and accordingly the transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

         During 2000 and 1999, AREA did not have any sales of unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

         See TABLE ONE in Item 7 for Consolidated Five Year Selected Financial Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Various statements contained in this Form 10-K and the exhibits which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, various statements in future filings by AREA with the Securities and Exchange Commission, in press releases, and in oral and written statements made by, or with the approval, of AREA which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of AREA or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing and saving habits; (6) technological changes; (7) acquisitions; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which AREA and its subsidiaries must comply; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board; (11) changes in AREA's organization, compensation and benefit plans; (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (13) the success of AREA at managing the risks involved in the foregoing. Such forward-looking statements speak only as of the date on which such statements are made, and AREA undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

CORPORATE OVERVIEW

         AREA, the largest bank holding company headquartered in Kentucky, is a $2.77 billion multi-bank holding company with its principal offices in Owensboro, Kentucky. As of December 31, 2000, AREA owned two banks ("banking affiliates") and a trust company conducting business in offices throughout Kentucky (see "Name Change and Consolidation of Operations" below for details). The banking affiliates provide a wide range of financial services, such as accepting demand and time deposits; providing checking and money market accounts; making commercial, consumer and mortgage loans; issuing and servicing credit cards; leasing; providing trust services for personal and corporate customers; providing safe deposit facilities; and offering alternative investments and brokerage services. The trust company offers comprehensive trust and investment services to a broad range of companies and individuals. As of December 31, 2000, AREA had approximately $1.36 billion of assets under management through the trust company and the trust departments of the banking affiliates.

         The following information is management's analysis of the operations of AREA for the years 1998 through 2000 and its financial condition as of December 31, 2000 and 1999. It provides information that is not otherwise apparent from the consolidated financial statements and related footnotes and is intended to assist the reader in evaluating AREA's performance. This analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto which includes the acquisition of NationsBank of Kentucky, N.A. since August 1998, the merger with Peoples Bancorp of Winchester since January 1999, the acquisition of The Eifler Group since October 1999 and since January 31, 2000 Peoples Bank of Murray; Dees Bank of Hazel; Bank of Lyon County; and Bank of Livingston County (see "Mergers and Acquisitions" below for details). Where considered significant, the impact of these transactions on AREA's results of operations and financial condition is discussed.

MERGERS AND ACQUISITIONS

         In August 1998, AREA acquired NationsBank of Kentucky, N.A. ("NationsBank"), a wholly-owned subsidiary of NationsBank Corporation (now known as BankAmerica Corporation). NationsBank had assets totaling $133.00 million, net of deposits that were retained by NationsBank, loans of $84.00 million and deposits amounting to $113.00 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of NationsBank have been included in AREA's consolidated statements since the date of acquisition. In conjunction with the acquisition, approximately $22.03 million of intangibles were recorded.

         In January 1999, AREA merged with Peoples Bancorp of Winchester ("Peoples") which is headquartered in Winchester, Kentucky. Peoples was a one-bank holding company for Peoples Commercial Bank. Total assets of Peoples were approximately $165.00 million on the date of merger. In January 1999 AREA issued 1.95 million shares of its common stock in conjunction with this merger. The Peoples' merger was accounted for as a pooling-of-interests. However, the accompanying financial statements were not restated as a result of Peoples' relative size to that of AREA.

         During October 1999, AREA acquired the investment business of The Eifler Group of Louisville, Kentucky. The group is managing AREA's non-deposit investment product line under the name of AREA Investment Services.

         On January 31, 2000, AREA acquired in a cash transaction Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky ("Western Kentucky Group"). Total assets of these banks were $383.35 million, total deposits were $327.97 million, total loans were $220.03 million and total capital was $43.97 million. AREA paid a total of $77.75 million for these acquisitions. The transaction was accounted for as a purchase transaction; and accordingly the results of operations of these banks have been included in the accompanying consolidated financial statements since the date of acquisition and prior years financial statements were not restated. In conjunction with the acquisition, approximately $32.95 million of intangibles were recorded.

         Additional information regarding AREA's acquisitions can be found in
NOTE 2 in "Notes to Consolidated Financial Statements" following the consolidated financial statements in this Form 10-K.

NAME CHANGE AND CONSOLIDATION OF OPERATIONS

         Prior to the third quarter of 2000, each of AREA's seventeen individual banks were operated separately under individual charters. Each bank operated within its local market and retained its individual name. Management made the decision to merge the individual charters of all the banks with the exception of The Vine Street Trust Company, and adopt a common name, AREA Bank. In addition to better name recognition, AREA's extensive investment in technology was optimized to reduce redundancies resulting from numerous charters. Moreover, customers are able to receive better service through a wider range of products.

         During the third and fourth quarters of 2000, AREA consolidated the charters of its individual banks with the exception of The Vine Street Trust Company, Lexington, Kentucky. The following banks were merged into AREA Bank:
Alliance Bank, Somerset, Kentucky; Bank of Livingston County, Tiline, Kentucky; Bank of Lyon County, Eddyville, Kentucky; Bowling Green Bank and Trust Company, N.A., Bowling Green, Kentucky; Broadway Bank and Trust, Paducah, Kentucky; Citizens Deposit Bank, Calhoun, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; First City Bank and Trust Company, Hopkinsville, Kentucky; First & Peoples Bank, Springfield, Kentucky; HNB Bank, N.A., Harlan, Kentucky; Jefferson Banking Company, Louisville, Kentucky; Peoples Bank of Murray, Murray, Kentucky; Peoples Commercial Bank, Winchester, Kentucky; The New Farmers National Bank of Glasgow, Glasgow, Kentucky; The Owensboro National Bank, Owensboro, Kentucky; and Southern Deposit Bank, Russellville, Kentucky. At the time of the consolidation of the charters, the trust operations of those banks with trust departments were transferred to AREA Trust Company, a state chartered non-depository trust company.

         After the consolidation, both lending and deposit decisions continue to be made on a local level, thus maintaining the quality of service of an individual bank. In matters affecting their customers, the local banking centers continue to have broad discretion. The merged banks maintained their local boards which enables AREA Bank to continue to be sensitive to local needs and customer preferences. The operational functions such as accounting, item processing, loan servicing, mortgage servicing and credit administration are being performed on a centralized basis in Owensboro, Kentucky. The consolidation of the operational functions was completed in steps from the third quarter of 2000 through the first quarter of 2001.

         AREA incurred pre-tax charges in 2000 totaling approximately $2.29 million ($1.49 million after-tax) related to the consolidation of its subsidiary banks. These charges related primarily to employee severance payments and other costs of integrating the operations of the merged banks.

         Estimates of the annual savings are approximately $5.35 million which will not begin to be fully realized until the third quarter of 2001.

STOCK SPLIT

         During November 2000, AREA's Board of Directors declared a 3-for-2 stock split of AREA's common stock, payable in December 2000. The stock split resulted in the issuance of 8.11 million shares of common stock along with a corresponding capitalization of $9.31 million of retained earnings. All references to the number of shares (other than common stock issued or outstanding and dividends per share on the 1999 Consolidated Balance Sheet and the 1998 and 1999 Consolidated Statements of Stockholders' Equity), per share amounts, cash dividends and any other references to shares in the consolidated financial statements and accompanying Notes to Consolidated Financial Statements, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options and restricted stock awards have been adjusted to reflect the split.

SELECTED FINANCIAL DATA

         Consolidated financial information reflecting a summary of the operating results and financial condition of AREA Bancshares Corporation for the five years ended December 31, 2000 is presented in the table that follows. This summary should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. All common stock and per share data have been adjusted to reflect all splits including the 3-for-2 stock split discussed above.

TABLE ONE
CONSOLIDATED FIVE YEAR SELECTED FINANCIAL DATA
----------------------------------------------------------------------------------------------------------------------
(In Thousands, Except Ratios and Per Share Data)      2000          1999          1998          1997          1996
----------------------------------------------------------------------------------------------------------------------
YEAR-END TOTALS
     Assets                                       $ 2,768,470   $ 2,340,521   $ 2,132,365   $ 1,901,449   $ 1,796,290
     Securities: available for sale                   422,496       363,627       340,874       342,513       320,413
     Securities: held to maturity                     127,349       129,089       117,869       116,811        97,120
     Loans, net of unearned discount                1,935,946     1,631,396     1,412,567     1,227,307     1,147,060
     Deposits                                       2,149,349     1,711,782     1,691,864     1,433,132     1,394,399
     Long-term debt and other borrowings              301,579       338,049       170,726       252,866       213,916
     Shareholders' equity                             286,639       266,964       238,213       196,549       169,383
----------------------------------------------------------------------------------------------------------------------
EARNINGS
     Total interest income                          $ 206,087     $ 159,245     $ 143,576     $ 139,249     $ 136,835
     Total interest expense                            99,494        70,338        67,890        63,643        64,410
     Provision for loan losses                          2,523           736         1,628         3,271         4,849
     Non-interest income                               45,094        46,045        22,605        18,322        28,238
     Non-interest expenses                             92,291        79,128        64,741        61,357        65,912
     Income taxes                                      19,140        16,829         9,296         8,491        10,016
     Net income                                        37,733        38,259        22,626        20,809        19,886
     Core operating net income(1)                      30,571        25,578        21,816        20,795        16,954
----------------------------------------------------------------------------------------------------------------------
PER SHARE DATA(2)
     Net income-basic                                 $  1.54       $  1.52      $   0.97       $  0.90       $  0.85
     Net income-diluted                                  1.53          1.50          0.95          0.89          0.84
     Core operating net income-basic(1)                  1.25          1.01          0.93          0.90          0.73
     Core operating net income-diluted(1)                1.24          1.00          0.91          0.89          0.71
     Cash dividends                                     0.162         0.133         0.103         0.083         0.071
     Book value as of December 31                       11.79         10.78         10.13          8.41          7.28
----------------------------------------------------------------------------------------------------------------------
PERFORMANCE AND CAPITAL MEASURES
     Return on average assets                            1.39%         1.69%         1.18%         1.18%         1.15%
     Core operating return on average assets(1)          1.13%         1.13%         1.14%         1.18%         0.98%
     Return on average equity                           13.67%        14.40%        10.62%        11.32%        12.38%
     Core operating return on average equity(1)         11.08%         9.62%        10.24%        11.31%        10.55%
     Percentage of average shareholders' equity
        to average assets                               10.19%        11.77%        11.14%        10.39%         9.28%
     Dividend payout ratio                              10.48%         8.77%        10.69%         9.26%         7.79%
----------------------------------------------------------------------------------------------------------------------
CASH-BASED CORE OPERATING FINANCIAL DATA(3)
     Cash-based core operating net income            $ 36,029      $ 28,494     $  24,314      $ 22,712      $ 19,164
     Cash-based core operating net income-basic          1.47          1.13          1.04          0.99          0.82
     Cash-based core operating net
         income-diluted                                  1.46          1.11          1.02          0.97          0.81
     Cash-based return on tangible assets                1.36%         1.28%         1.29%         1.30%         1.12%
     Cash-based return on tangible equity               16.76%        12.32%        12.75%        13.57%        13.48%
----------------------------------------------------------------------------------------------------------------------
(1)   Excludes non-recurring income and expense items.
(2)   Restated for all stock dividends and stock splits.
(3)   Cash based calculations exclude non-recurring income and expense items in addition to intangible assets and the related amortization expense.
  ----------------------------------------------------------------------------------------------------------------------

EARNINGS OVERVIEW

         KEY PERFORMANCE HIGHLIGHTS FOR 2000 WERE:

         - Core operating net income (reported net income excluding security gains and other non-recurring income and expense items) was at a record level of $30.57 million, or $1.24 per diluted share compared to $25.58 million and $1.00 per diluted share in 1999. The increases were $4.99 million or 19.5% and $0.24 or 24.0% for net income and diluted earnings per share, respectively. Core operating return on average assets was 1.13% in 2000 and core operating return on average common shareholders' equity was 11.08%. This compares to 1.13% and 9.62%, respectively, in 1999.

         - Cash-based core operating net income (core operating net income excluding intangible asset amortization) was also at record levels in 2000, totaling $36.03 million compared to $28.49 million in 1999. The increase from 1999 to 2000 was $7.54 million or 26.5%. Cash-based core operating earnings per diluted share increased to $1.46 in 2000 compared to $1.11 in 1999. Cash-based return on average tangible assets was 1.36% in 2000 versus 1.28% in 1999 while cash-based return on average tangible equity 16.76% was in 2000 and 12.32% in 1999.

         - Net interest income on a taxable-equivalent basis (all non-taxable income restated on a taxable basis using a federal income tax rate of 35%) increased $18.39 million or 19.7% to $111.72 million from $93.33 million in 1999. The net interest margin remained unchanged at 4.46% in both 2000 and 1999. The growth in net interest income was attributable to net interest income generated from the Western Kentucky Group acquisition, strong internal loan growth and control of interest expense.

         - The provision for loan losses was $2.52 million in 2000 compared to $736 thousand in 1999. Net charge-offs totaled $2.27 million in 2000 compared to $1.19 million in 1999, while the net charge-offs as a percentage of average loans were 0.12% in 2000 and 0.08% in 1999. The increase in the provision for loan losses was due to the increase in the loan portfolio as well as the increase in charge-offs during the year.

         - Continuing non-interest income (non-interest income excluding security gains and non-recurring items) increased $6.95 million or 30.6% to $29.67 million in 2000 from $22.72 million in 1999. Solid growth was recorded in commissions and fees on fiduciary activities, service charges on deposit accounts, other service charges and other income.

         - Continuing non-interest expenses (non-interest expenses excluding non-recurring items) totaled $89.62 million in 2000 compared to $74.81 million in 1999. Increases in salaries and employee benefits, furniture and equipment expenses and other non-interest expenses were primarily the result of the addition of the Western Kentucky Group.

         The remainder of management's discussion and analysis of AREA's results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and related notes.

RESULTS OF OPERATIONS

         AREA's results of operations for the years ended December 31, 2000, 1999 and 1998, is presented in the comparative income statements of the consolidated financial statements which include the August 1998 acquisition of NationsBank of Kentucky, N.A., the merger with Peoples since January 1999 and the acquisition of the Western Kentucky Group since January 2000 (see "Mergers and Acquisitions" for details of these transactions). Where appropriate, the impact of these transactions on AREA's results of operations is discussed, otherwise it can be assumed the impact is not material. The following discussion addresses net interest income, non-interest income, non-interest expenses and income taxes, and is provided to assist the reader in evaluating AREA's results of operations.

         AREA's reported net income, which includes non-recurring items detailed below, totaled $37.73 million in 2000 compared to $38.26 million in 1999 and $22.63 million in 1998. Basic earnings per share were $1.54 in 2000, $1.52 in 1999 and $0.97 in 1998. Diluted earnings per share totaled $1.53 in 2000, compared to $1.50 in 1999 and $0.95 in 1998. Reported net income decreased $526 thousand or 1.4% from 1999 to 2000 while reported diluted earnings per share increased $0.03 or 2.0%. Reported net income grew $15.63 million or 69.1% from 1998 to 1999 and reported diluted earnings per share rose $0.55 or 57.9%. Reported net income in 2000 represented a return on average assets of 1.39% and a return on average equity of 13.67%. This compares to 1.69% and 14.40%, respectively, in 1999 and 1.18% and 10.62%, respectively, in 1998.

         TABLE FIFTEEN provides details of the contribution to diluted earnings per share of the various components of AREA's net income for the years ended December 31, 2000, 1999 and 1998.

         Core operating net income which excludes security gains and other non-recurring income and expense items from the results of operations, totaled a record $30.57 million in 2000 compared to $25.58 million in 1999 and $21.82 million in 1998. Core operating earnings in 2000 reflected a $4.99 million or 19.5% increase over 1999, which in turn was up $3.76 million or 17.2% from 1998's total. Core operating diluted earnings per share, also the highest in AREA's history, were $1.24 in 2000, $0.24 or 24.0% higher than the $1.00 reported in 1999. Core operating diluted earnings per share in 1999 were 9.9% above 1998 which totaled $0.91. During 2000, AREA recorded after-tax security gains of $8.81 million, an after-tax gain on the sale of fixed assets totaling $93 thousand, after-tax merger and acquisition-related adjustments of $248 thousand and after-tax consolidation charges of $1.49 million. In 1999, AREA recorded several non-recurring items that enhanced its reported net income. These included after-tax gains totaling $13.83 million on the sale of securities, a favorable insurance settlement related to a loss occurring in 1994 which amounted to $615 thousand after-tax and a gain totaling $710 thousand after-tax on the sale of other real estate owned. The positive impact of these items in 1999 was partially off-set by after-tax merger and acquisition charges of $2.48 million. The year 1998 included after-tax gains on the sale of securities totaling $70 thousand, $604 thousand of after-tax merger and acquisition charges and a gain of $1.34 million on the sale of a subsidiary's loan portfolio.

         TABLE TWO below summarizes net income as reported and "core operating net income" or recurring net income, which excludes the non-recurring items discussed above, as well as the diluted earnings per share for each item.

TABLE TWO
CORE OPERATING NET INCOME

-------------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages                   YEAR ENDING               YEAR ENDING               YEAR ENDING
  and per share data)                            DECEMBER 31, 2000         DECEMBER 31, 1999          DECEMBER 31, 1998
                                                             DILUTED                  DILUTED                   DILUTED
                                                 NET         EARNINGS       NET       EARNINGS        NET       EARNINGS
                                               INCOME       PER SHARE     INCOME      PER SHARE      INCOME     PER SHARE
-------------------------------------------------------------------------------------------------------------------------
Net income as reported                        $ 37,733       $ 1.53      $ 38,259       $ 1.50      $ 22,626      $ 0.95
Add or (deduct) net of taxes:
   Security gains                               (8,808)       (0.36)      (13,834)       (0.54)          (70)      (0.01)
   Insurance settlement                             --           --          (615)       (0.03)           --          --
   Gain on sale of assets                          (93)          --          (710)       (0.03)       (1,344)      (0.05)
   Consolidation charges                         1,491         0.06            --           --            --          --
   Merger and acquisition charges                  248         0.01         2,478         0.10           604        0.02
-------------------------------------------------------------------------------------------------------------------------

CORE OPERATING NET INCOME                     $ 30,571       $ 1.24      $ 25,578       $ 1.00      $ 21,816      $ 0.91
=========================================================================================================================
Performance ratios:
   Reported return on assets                      1.39%                      1.69%                      1.18%
   Core operating return on assets                1.13%                      1.13%                      1.14%
   Reported return on equity                     13.67%                     14.40%                     10.62%
   Core operating return on equity               11.08%                      9.62%                     10.24%
-------------------------------------------------------------------------------------------------------------------------

         The improvement in core operating net income between 2000 and 1999 was largely attributable to two factors: (1) an increase in net interest income (on a taxable equivalent basis) of $18.39 million. This growth was the result of net interest income generated from the banks in the Western Kentucky Group, which were acquired on January 31, 2000 in a transaction accounted for as a purchase, strong internal loan growth and control of interest expense; and (2) an increase in continuing non-interest income of $6.95 million or 30.6%, primarily as a result of strong growth in commissions and fees on fiduciary activities, service charges on deposit accounts, other service charges and other income. These improvements in core operating net income were partially off-set by an increase totaling $14.81 million in continuing non-interest expenses and an increase of $1.78 million in the provision for loan losses. Increases in salaries and employee benefits, insurance and taxes as well as the addition of the Western Kentucky Group (see "Mergers and Acquisitions") accounted for the increase in non-interest expenses during 2000 compared to 1999 while increased charge-offs as a result of loans added through acquisitions was responsible for the increase in the provision for loan losses in 2000 compared to 1999.

         The growth in core operating net income between 1999 and 1998 was attributable to three factors: (1) an increase totaling $13.48 million in net interest income (on a taxable equivalent basis) primarily as a result of loan growth; (2) a decrease in the provision for loan losses from $1.63 million during 1998 to $736 thousand in 1999 due to improvement in the quality of the loan portfolio; and (3) an increase in continuing non-interest income of $2.30 million as a result of growth in deposit and trust fees.

         It is also important to review cash-based earnings, which excludes intangible asset amortization as well as non-recurring income and expense items, since it is more indicative of continuing cash flows and thus AREA's ability to support growth. In 2000, cash-based core operating net income was $36.03 million, compared to $28.49 in 1999 and $24.31 million in 1998. The increase from 1999 to 2000 was $7.54 million or 26.5% while the increase from 1998 to 1999 was $4.18 million or 17.2%. Cash-based core operating diluted earnings per share were $1.46 in 2000, $1.11 in 1999 and $1.02 in 1998.

         TABLE THREE below presents AREA's cash-based core operating net income along with other cash-based performance ratios.

TABLE THREE
CASH-BASED CORE OPERATING NET INCOME

----------------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages                       YEAR ENDED                YEAR ENDED                YEAR ENDED
  and per share data)                               DECEMBER 31, 2000         DECEMBER 31, 1999          DECEMBER 31, 1998
                                                                DILUTED                  DILUTED                   DILUTED
                                                    NET         EARNINGS       NET       EARNINGS        NET       EARNINGS
                                                  INCOME       PER SHARE     INCOME      PER SHARE      INCOME     PER SHARE
----------------------------------------------------------------------------------------------------------------------------
Core operating net income                        $30,571       $1.24        $25,578      $1.00         $21,816     $0.91
Add back net of taxes:
   Intangible amortization                         5,458        0.22          2,916       0.11           2,498      0.11
----------------------------------------------------------------------------------------------------------------------------

CASH-BASED CORE OPERATING NET INCOME             $36,029       $1.46        $28,494      $1.11         $24,314     $1.02
============================================================================================================================
Performance ratios:
   Core operating return on assets                  1.13%                      1.13%                      1.14%
   Cash-based core operating return on assets       1.36%                      1.28%                      1.29%
   Core operating return on equity                 11.08%                      9.62%                     10.24%
   Cash-based core operating return on equity      16.76%                     12.32%                     12.75%
----------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME

         The largest source of AREA's revenue is net interest income, which is the difference between interest income and interest expense. Sources of interest income include interest on loans and investments while interest expense includes interest paid on deposits and borrowings. The amount of net interest income is the result of a number of factors, including the volume, mix and maturity of earning assets and interest-bearing liabilities; fluctuations in the level of interest rates; and asset quality. In addition, the amount of interest-bearing assets funded by interest-free sources (largely shareholders' equity and non-interest-bearing deposits) impact net interest income.

         Changes in net interest income are frequently measured by two percentages: net interest margin and net interest spread. Net interest margin is expressed as net interest income (on a tax-equivalent basis) divided by average earning assets. Net interest spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. For purposes of this discussion, net interest income is presented on a fully-taxable equivalent ("FTE") basis, which adjusts tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the federal statutory income tax rate which is currently 35%.

         Net interest income (FTE) rose to $111.72 million from $93.33 million in 1999, an increase of $18.39 million or 19.7%. The growth in net interest income (FTE) was largely the result of net interest income generated from the banks in the Western Kentucky Group, which were acquired on January 31, 2000 in a transaction accounted for using the purchase method of accounting (see "Mergers and Acquisitions" above for a discussion regarding the acquisition and the effects of the purchase method of accounting on AREA's financial statements), strong internal loan growth and control of interest expense. The net interest margin was 4.46% in both 2000 and 1999. The average rate on earning assets increased from 7.83% in 1999 to 8.43% in 2000. This increase was largely the result of rising interest rates throughout the first six months of 2000 which allowed AREA to add new loans at higher rates and at the same time, adjustable rate loans in AREA's loan portfolio were repricing upwards reflecting the rising rate environment. The cost of interest-bearing deposits increased 47 basis points (a basis point is equal to one hundredth of a percent) in 2000 to 4.42% from 3.95% in 1999 primarily as a result of rising interest rates during the first six months of 2000 and a "negative" yield curve (a negative yield curve is characterized by short-term interest rates exceeding longer-term interest rates). The rising rate environment during the first half of 2000 was primarily responsible for the cost of borrowed funds increasing 127 basis points to 6.28% from 5.01% in 1999. The impact of non-interest-bearing funds was to increase net interest margin by 0.75% in 2000 and 0.72% in 1999.

         Throughout the first half of 1999, the Federal Funds rate remained at 4.75% until the Federal Reserve initiated a series of three one quarter-point increases for a total of 0.75%. These increases brought the rate on Federal Funds to 5.50% at year-end 1999. During 2000 the Federal Reserve increased rates four times for a total of 1.00%, thus bringing the rate on Federal Funds to 6.50% on December 31, 2000. While the Federal Reserve was increasing the rate on Federal Funds, intermediate and long-term rates decreased slightly, creating a "negative" yield curve. The rising rates in 2000 provided AREA with the opportunity to re-price adjustable-rate earning assets to higher yields and originate new interest earning assets at very attractive rates. Also the rising rates and "negative" yield curve were primarily responsible for AREA's cost of funds increasing in 2000 compared to 1999.

         Changes in interest rates have an impact on AREA's margin and hence its net interest income. The "Interest Rate Risk" section, TABLE FOURTEEN, presents an analysis of the projected impact of interest rate changes of plus and minus 1.00% and 2.00% on net income and earnings per share. As indicated in TABLE FOURTEEN, if interest rates rise by 1.00% or 100 basis points, net income would increase by $3.18 million or $0.13 per diluted share. However, if interest rates decrease by 1.00% or 100 basis points, net income would decline by $2.72 million or $0.11 per diluted share if all other factors remain constant.

         Interest-earning assets totaled $2.50 billion on December 31, 2000, an increase of $360.18 million or 16.8% from $2.14 billion on December 31, 1999. Excluding $348.42 million of interest-earning assets added as a result of the acquisition of the Western Kentucky Group, interest-earning assets grew by $11.76 million or 0.5%. Average interest-earning assets increased $413.96 million or 19.8% to $2.50 billion in 2000 from $2.09 billion in 1999, while the largest component, average loans, increased $372.51 million or 24.1% to $1.92 billion from $1.54 billion during 1999. In addition to loans acquired through the Western Kentucky Group acquisition, AREA's efforts to generate loans to small-to medium-sized businesses in a variety of industries and increased loan volume to individuals contributed to the growth in loans during 2000.

         Interest-bearing liabilities ended 2000 at $2.12 billion compared to $1.78 billion at year-end 1999. The increase from December 31, 1999 to December 31, 2000 was $333.46 million or 18.7%. Excluding $280.88 million of interest-bearing liabilities added as a result of the acquisition of the Western Kentucky Group, interest-bearing liabilities grew $52.58 million or 2.9%. Interest-bearing core deposits grew $369.93 million while borrowings decreased $36.47 million during 2000. Included in these amounts were $272.18 million of interest-bearing deposits and $8.70 million of borrowings added as a result of the acquisition of the Western Kentucky Group. Average interest-bearing liabilities grew $385.99 million or 22.4% in 2000 to $2.11 billion from $1.72 billion. Increases in average borrowings accounted for $117.64 million while increases in average interest-bearing deposits accounted for $268.35 million of this growth.

         Net interest income (FTE) rose to $93.33 million in 1999 from $79.84 million in 1998, an increase of $13.49 million or 16.9% (excluding net interest income from the Peoples acquisition, the increase would have been $7.34 million or 9.2%). The net interest margin during 1999 remained unchanged from 1998 at 4.46%. The average rate on earning assets declined from 8.26% in 1998 to 7.83% in 1999. This decrease was largely the result of competitive pressures on loan pricing and a relatively flat yield curve. The cost of interest-bearing deposits decreased 51 basis points in 1999 to 3.95% from 4.46% in 1998, primarily as a result of the maturity of higher-priced certificates of deposits issued three-to-five years earlier. The cost of borrowed funds decreased 31 basis points to 5.01% from 5.32% in 1998, primarily as a result of a general decline in rates during the first half of 1999. The impact of non-interest-bearing funds was at 0.75% in 1998 and 0.72% in 1999.

         NET INTEREST SPREAD AND MARGIN
         --------------------------------------------------------------------------------------
         (Taxable-equivalent basis)                           2000         1999          1998
         --------------------------------------------------------------------------------------
         Yield on interest earning assets                     8.43%        7.83%         8.26%
         Rate on interest-bearing liabilities                 4.72%        4.09%         4.55%
         --------------------------------------------------------------------------------------
         NET INTEREST SPREAD                                  3.71%        3.74%         3.71%
         Non-interest-bearing funds contribution              0.75%        0.72%         0.75%
         --------------------------------------------------------------------------------------

         NET INTEREST MARGIN                                  4.46%        4.46%         4.46%
         ======================================================================================

         TABLE SIXTEEN contains a summary of average balance sheets, net interest income and margins for 2000, 1999 and 1998 while TABLE SEVENTEEN provides the changes in net interest income due to changes in volume and changes in rate for each of the two years ended December 31, 2000 and 1999.

NON-INTEREST INCOME

         Continuing non-interest income, which excludes gains on the sales of securities and other non-recurring items increased $6.95 million or 30.6% in 2000 to $29.67 million from $22.72 million in 1999. AREA's diverse sources of non-interest income generated largely from traditional banking activities were responsible for this growth along with increases as a result of the application of purchase accounting to the January 2000 acquisition of the Western Kentucky Group (see "Mergers and Acquisitions" above). Specifically, purchase accounting requires including the results of the acquired company in combined results from the date of acquisition forward and financial statements from prior years are not restated to reflect the acquisition. Therefore, non-interest income during 1999 and 1998 does not include the amounts from the Western Kentucky Group while 2000 includes eleven months.

         Significant growth occurred during 2000 in commissions and fees on fiduciary activities, service charges on deposit accounts, other service charges, commissions and fees, and other income. The increase in continuing non-interest income in 1999 compared to 1998 was $2.30 million or 11.2 % and was primarily the result of an increase totaling $1.83 million in service charges on deposit accounts. TABLE FOUR below shows the components of non-interest income for 2000, 1999 and 1998:

TABLE FOUR
NON-INTEREST INCOME

------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                         2000 VS. 1999            1999 VS. 1998
                                                                                    AMOUNT      PERCENT       AMOUNT        PERCENT
                                                2000         1999        1998       CHANGE      CHANGE        CHANGE        CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Commissions and fees on
     fiduciary activities                     $  5,898     $  5,322    $  4,852    $   576        10.8%       $    470        9.7%
Service charges on deposit
     accounts                                   12,914        9,374       7,548      3,540        37.8%          1,826       24.2%
Other service charges,
     commissions and fees                        7,749        5,916       6,283      1,833        31.0%           (367)      (5.8)%
Gains on the sales of loans, net                 1,021        1,266       1,336       (245)      (19.4)%           (70)      (5.2)%
Other income                                     2,090          846         410      1,244       147.0%            436      106.3%
------------------------------------------------------------------------------------------------------------------------------------
CONTINUING NON-INTEREST INCOME                  29,672       22,724      20,429      6,948        30.6%          2,295       11.2%
Securities gains, net                           15,279       21,283         108     (6,004)        N/A          21,175        N/A
Non-recurring items(1)                             143        2,038       2,068     (1,895)        N/A             (30)       N/A
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                         $ 45,094     $ 46,045    $ 22,605    $  (951)       (2.1)%      $ 23,440      103.7%
====================================================================================================================================
(1)   During 2000 non-recurring items included a gain on the sale of fixed assets of $143. Non-recurring items in 1999 include a gain on the sale of OREO totaling $1,093 and an insurance settlement of  $945. In 1998, the non-recurring item was a gain on the sale of a subsidiary's loan portfolio.
------------------------------------------------------------------------------------------------------------------------------------

         COMMISSIONS AND FEES ON FIDUCIARY ACTIVITIES, which represents fees from management of personal trusts, estates and employee benefit plans, were $5.90 million in 2000, an increase of $576 thousand or 10.8% over $5.32 million earned in 1999. Commissions and fees on fiduciary activities generally track the amount of total assets under management; as a result, these fees often are assessed on the market value of managed funds. Successful new business development efforts led to the growth in revenue during 2000. Assets under management totaled $1.36 billion at December 31, 2000. The increase in 1999's commissions and fees on fiduciary activities over 1998, which totaled $470 thousand or 9.7%, was due largely to strong equity markets and new business. In the third quarter of 2000, the trust departments of all affiliated banks, with the exception of the trust department of The Vine Street Trust Company, were combined into AREA Trust Company, a wholly-owned non-depository trust company of AREA Bancshares Corporation (see "Name Change and Consolidation of Operations" above.)

         SERVICE CHARGES ON DEPOSIT ACCOUNTS are fees received for services related to retail and commercial deposit products. They consist of fees on interest-bearing and non-interest-bearing deposit accounts, as well as, charges for items such as non-sufficient funds ("NSF fees") and fees for "club accounts." Service charges on deposit accounts include both "hard dollar" charges which are usually assessed against individual accounts and charges assessed through account analysis that are generally applicable to business deposit accounts. These fees are the largest component of continuing non-interest income. Service charges on deposit accounts reached $12.91 million in 2000, compared to $9.37 million in 1999, an increase of $3.54 million or 37.8%. The growth in 2000 was due to deposit growth in accounts subject to service charges, increases in fees charged and fees added as a result of the acquisition of the Western Kentucky Group. The increase during 1999 compared to 1998, which totaled $1.83 million or 24.2%, was due largely to added efforts to collect a greater percentage of fees assessed and higher activity fees.

         OTHER SERVICE CHARGES, COMMISSIONS AND FEES, which include ATM fees, fees for cashier's checks and other official checks, commission income from brokerage services, and service fees for mortgages serviced, totaled $7.75 million in 2000, an increase of $1.83 million or 31.0% from 1999. This growth was primarily the result of an increase of $751 thousand in security brokerage commissions earned as a result of the Eifler Group acquisition (see "Mergers and acquisitions" above), growth totaling $357 thousand from fees for issuance of official checks and an increase of $285 thousand on credit card interchange fees. During 1999, other service charges, commissions and fees totaled $5.92 million, a decrease of $367 thousand or 5.8% from 1998. This decrease was the result of changes in the method of reporting income and expenses by AREA's credit card service provider. Excluding this change, commission income on security brokerage activity increased and loan servicing fees grew as a result of increases in loans serviced during 1999 compared to 1998.

         GAINS ON THE SALES OF LOANS, which represent profits earned on the sale of loans originated and not retained for AREA's portfolio, were $1.02 million in 2000 compared to $1.27 million in 1999. The decrease was $245 thousand and was attributable to a reduced level of activity caused by rising interest rates during the first six months of 2000. For 1999, gains on the sales of loans decreased $70 thousand from $1.34 million that was recorded in 1998. The decrease from 1998 to 1999 was the result of slightly less activity due to rising rates in the second half of 1999.

         OTHER INCOME, which includes non-interest income not classified in one of the other non-interest income categories, totaled $2.09 million in 2000 compared to $846 thousand in 1999 and $410 thousand in 1998. The increase from 1999 to 2000 was $1.24 million or 147.0%. The increase during 2000 was primarily the result of $713 thousand of premium income earned from the sale of covered call options related to AREA's equity investment portfolio. The recurrence of this income in the future cannot be assured since it depends upon the market value of AREA's equity investment portfolio and the value third parties place on the ability to purchase equity securities owned by AREA at fixed prices in the future.

         SECURITY GAINS, NET totaled $15.28 million in 2000 compared to $21.28 million in 1999. Security gains, which are the result of sales of securities classified as "available for sale," reflect AREA's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

         NON-RECURRING ITEMS totaled $143 thousand in 2000 and were comprised of a gain on the sale of fixed assets. Non-recurring items totaled $2.04 million in 1999 and represented a gain of $1.09 million on the sale of other real estate owned and an insurance settlement of $945 thousand from a loss occurring in 1994.

NON-INTEREST EXPENSES

         Non-interest expenses adjusted for non-recurring items increased $14.81 million or 19.8% to $89.62 million in 2000, compared to $74.81 million in 1999 and $63.81 million in 1998. The increase in non-interest expenses in 2000 was primarily the result of increased salaries and employee benefits, insurance and taxes, as well as increases due to the acquisition of the Western Kentucky Group (see "Mergers and Acquisitions" above). The increase in non-interest expenses in 1999 compared to 1998 was due in part to increased salary and employee benefits, furniture and equipment expenses and net occupancy expenses. TABLE FIVE, which follows, shows the components of non-interest expenses for 2000, 1999 and 1998:

TABLE FIVE
NON-INTEREST EXPENSES

------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                         2000 VS. 1999            1999 VS. 1998
                                                                                    AMOUNT      PERCENT       AMOUNT        PERCENT
                                                2000         1999        1998       CHANGE      CHANGE        CHANGE        CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                $ 40,263     $ 35,276    $ 30,032    $ 4,987        14.1%       $  5,244       17.5%
Net occupancy expense                            6,295        5,390       4,117        905        16.8%          1,273       30.9%
Furniture and equipment expense                  7,235        6,162       4,273      1,073        17.4%          1,889       44.2%
Federal deposit insurance                          405          303         253        102        33.7%             50       19.8%
Data processing expense                          5,129        5,037       4,054         92         1.8%            983       24.2%
Advertising and community relations              3,411        3,269       3,013        142         4.3%            256        8.5%
Insurance and taxes                              3,733        2,578       2,497      1,155        44.8%             81        3.2%
Professional fees                                4,769        3,771       3,406        998        26.5%            365       10.7%
Amortization of intangibles                      6,799        3,562       2,860      3,237        90.9%            702       24.5%
Other                                           11,576        9,460       9,307      2,116        22.4%            153        1.6%
------------------------------------------------------------------------------------------------------------------------------------
ADJUSTED NON-INTEREST EXPENSES                  89,615       74,808      63,812     14,807        19.8%         10,996       17.2%
Consolidation charges                            2,294           --          --      2,294         N/A              --        N/A
Other non-recurring items(1)                       382        4,320         929     (3,938)        N/A           3,391        N/A

------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                         $ 92,291     $ 79,128    $ 64,741    $13,163        16.6%       $ 14,387       22.2%
====================================================================================================================================
(1)   Non-recurring items include merger and acquisition costs for 2000, 1999 and 1998.
------------------------------------------------------------------------------------------------------------------------------------

         SALARIES AND EMPLOYEE BENEFITS, which are the largest component of non-interest expenses, comprised 44.9% and 47.2% of adjusted non-interest expenses in 2000 and 1999, respectively. Salaries and employee benefits include employee salaries and wages, as well as retirement and other employee benefits. Salaries and employee benefits increased $4.99 million or 14.1% to $40.26 million in 2000, following a 17.5% increase in 1999. Salaries and employee benefits increased in 2000 due to additional employees added as a result of the Western Kentucky Group acquisition and merit increases. The increase in 1999 was the result of higher staff levels and normal salary increases.

         NET OCCUPANCY EXPENSE, which includes depreciation of bank premises, utilities and property taxes, increased $905 thousand or 16.8% to $6.30 million, in 2000, after increasing 30.9% to $5.39 million in 1999. Net occupancy expense grew in 2000 largely as a result of modernization of several facilities and the addition of facilities related to the acquisition of the Western Kentucky Group. The increase in 1999 was also due largely to the addition of new facilities and the modernization of existing facilities.

         FURNITURE AND EQUIPMENT EXPENSE increased $1.07 million or 17.4% to $7.24 in 2000, following an increase of $1.89 million or 44.2% in 1999. Furniture and equipment expense increased in 2000 due largely to increases in depreciation related to furniture and equipment purchased to update and renovate several of AREA's branches as well as a full year's depreciation on assets acquired as a result of Year 2000 upgrades. The increase in 1999 was the result of added expenditures to become Year 2000 ready.

         DATA PROCESSING EXPENSE grew $92 thousand or 1.8% to $5.13 million in 2000 following an increase of $983 thousand or 24.2% to $5.04 million in 1999. The slight increase in 2000 was primarily the result of a reduction in costs associated with becoming Year 2000 ready and the added costs of processing increased assets acquired through the Western Kentucky acquisition. The increase in 1999 was primarily the result of enhancements in AREA's data processing capabilities to meet internal and customer needs as well as Year 2000 expenditures.

         ADVERTISING AND COMMUNITY RELATIONS increased $142 thousand or 4.3% in 2000 to $3.41 million after an increase of $256 thousand or 8.5% in 1999. The rise in 2000 was primarily the result of increased advertising expenses related to new products. The increase in 1999 was primarily the result of increases in radio advertising and new marketing programs.

         INSURANCE AND TAXES totaled $3.73 million in 2000, $2.58 million in 1999 and $2.50 million in 1998. The increases were $1.16 million or 44.8% in 2000 and $81 thousand or 3.2% in 1999 when compared to the prior years. The increase from 1999 to 2000 was primarily related to the addition of the Western Kentucky Group and increased state tax rates, which are assessed against deposits at AREA's banks.

         PROFESSIONAL FEES were up in both 2000 and 1999, increasing $998 thousand or 26.5% in 2000 and $365 thousand or 10.7% during 1999 compared to 1998. The increase in 2000 was the result of professional fees incurred in connection with the consolidation of operations, higher examination fees and commissions paid in connection with the brokerage operations. The increase in 1999 was the result of consulting fees to outside third parties incurred to become Year 2000 ready, as well as higher levels of professional fees incurred in connection with merger and acquisition activity.

         AMORTIZATION OF INTANGIBLES increased $3.24 million or 90.9% to $6.80 million and increased $702 thousand or 24.5% to $3.56 million in 1999. The increase in 2000 was the result of the acquisition of the Western Kentucky Group, which was accounted for using the purchase method of accounting. The Western Kentucky Group acquisition resulted in the addition to the balance sheet of $32.95 million of intangible assets. The increase in 1999 was the result of the acquisition of NationsBank of Kentucky, N.A. which was accounted for using the purchase method of accounting. See "Mergers and Acquisitions" for details of these transactions.

         OTHER NON-INTEREST EXPENSES increased $2.12 million or 22.4% to $11.58 million following an increase of $153 thousand or 1.6% to $9.46 million in 1999. The increase in 2000 was the result of office supplies, postage and correspondent bank charges while the increase during 1999 compared to 1998 was largely the result of changes in the method of reporting income and expenses by AREA's credit card service provider.

         CONSOLIDATION CHARGES, which represent expenses that were incurred for the consolidation of charters and operations are discussed in detail under "Name Change and Consolidation of Operations" above, totaled $2.29 million in 2000 and were comprised of the following expenditures:

                  CONSOLIDATION CHARGES
                  ------------------------------------------------------
                  (In thousands)

                  ------------------------------------------------------
                  Salaries and benefits (severance)            $   150
                  Data processing expense                          586
                  Advertising and community relations              661
                  Professional fees                                621
                  Other expenses                                   276
                  ------------------------------------------------------

                       TOTAL                                   $ 2,294
                  ======================================================

         OTHER NON-RECURRING ITEMS totaled $382 thousand in 2000 and $4.32 million in 1999. Merger and acquisition costs accounted for all of these amounts in both years. A discussion of AREA's mergers and acquisitions is located in "Mergers and Acquisitions" above.

INCOME TAXES

         Income tax expense was $19.14 million in 2000, $16.83 million in 1999 and $9.30 million in 1998. The effective tax rate during 2000 was 33.7% compared to 30.5% in 1999 and 29.1% in 1998. The increase in the effective income tax rate during 2000 compared to 1999 was largely attributable to an increase in non-deductible goodwill amortization in addition to an increase in the amount of state taxes on security gains. The effective tax rate differs from the marginal tax rate, which was 35.0% for all three years, primarily as a result of tax-exempt income, amortization of goodwill, and state income taxes, net of the federal tax benefit.

         At December 31, 2000, AREA had a net deferred tax liability of $9.27 million which is included in other liabilities. This compares to $11.01 million on December 31, 1999. The decrease is attributable largely to the change in the net deferred tax liability related to the unrealized gain on available for sale securities partially offset by deferred tax assets recorded in connection with the acquisition of the Western Kentucky Group.

QUARTERLY FINANCIAL DATA

         TABLE SIX below provides unaudited summary quarterly financial results of operations for the years ended December 31, 2000 and 1999. These results of operations contain all normal and recurring adjustments necessary for a fair and consistent presentation. All per share data has been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend which was paid in December 2000.

   TABLE SIX
   UNAUDITED SUMMARY QUARTERLY FINANCIAL INFORMATION
   ------------------------------------------------------------------------------------------------------------------
   (In thousands, except per share  data)     2000 QUARTER ENDED                         1999 QUARTER ENDED
                             MAR. 31(1)  JUNE 30(1)  SEPT. 30    DEC. 31    MAR. 31    JUNE 30   SEPT. 30    DEC. 31
   ------------------------------------------------------------------------------------------------------------------
   Interest income              $46,691    $51,807   $ 53,263   $ 54,326   $ 38,768   $ 38,721   $ 40,167   $ 41,589
   Interest expense              22,007     24,887     25,831     26,769     18,033     17,097     17,355     17,853
   ------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME           24,684     26,920     27,432     27,557     20,735     21,624     22,812     23,736
   Provision for loan losses        322        314        588      1,299        164        192        145        235
   Non-interest income           15,373     15,128      7,298      7,295      8,975     23,313      6,713      7,044
   Non-interest expenses         21,730     23,532     24,766     22,263     18,291     18,401     18,272     24,164
   Income tax expense             6,402      6,499      2,703      3,536      2,977      8,846      3,354      1,652
   ------------------------------------------------------------------------------------------------------------------
   NET INCOME                   $11,603    $11,703   $  6,673   $  7,754   $  8,278   $ 17,498   $  7,754   $  4,729
   ------------------------------------------------------------------------------------------------------------------
   Net income per common share:
        Basic                     $0.47      $0.48   $ 0  .27   $   0.32   $   0.33      $0.69      $0.31   $   0.19
        Diluted                    0.47       0.47       0.27       0.32       0.32       0.68       0.30       0.19
   Dividends per share            0.037      0.040      0.040      0.045      0.030      0.033      0.033      0.037
   Return on average assets        1.85%      1.73%      0.97%      1.13%      1.49%      3.13%      1.37%      0.82%
   Return on average equity       18.38%     17.22%      9.71%     11.06%     13.13%     25.66%     11.49%      7.06%
   Net interest margin (FTE)       4.46%      4.51%      4.56%      4.55%      4.22%      4.43%      4.55%      4.64%
   ------------------------------------------------------------------------------------------------------------------
   CORE OPERATING QUARTERLY FINANCIAL INFORMATION
   Core operating net income    $ 7,016    $ 7,469   $  8,164   $  7,947   $  5,854   $  5,937   $  7,172   $  6,616
   Core operating net income
        per common share:
        Basic                      0.29       0.31       0.33       0.32       0.23       0.23       0.29       0.27
        Diluted                    0.28       0.30       0.33       0.33       0.23       0.23       0.28       0.26
   Core operating return on
        average assets             1.12%      1.10%      1.19%      1.16%      1.05%      1.06%      1.27%      1.14%
   Core operating return on
        average equity            11.07%     10.99%     11.87%     11.34%      9.29%      8.71%     10.62%      9.88%
   ------------------------------------------------------------------------------------------------------------------
   CASH BASED CORE OPERATING QUARTERLY FINANCIAL INFORMATION
   Cash based core operating
        net income              $ 8,069    $ 9,242   $  9,387   $  9,312   $  6,576   $  6,645   $  7,887   $  7,388
   Cash based core operating
        net income per
        common share:
        Basic                      0.33       0.38       0.38       0.38       0.26       0.26       0.31       0.30
        Diluted                    0.33       0.37       0.38       0.38       0.25       0.26       0.31       0.29
   Cash based return on
        average assets             1.31%      1.39%      1.41%      1.39%      1.20%      1.21%      1.41%      1.30%
   Cash based return on
        average equity            15.41%     17.79%     18.07%     17.33%     12.08%     11.19%     13.37%     12.65%
---------------------------------------------------------------------------------------------------------------------
(1)      Restated to correct the accounting for a portion of the deferred taxes associated with the acquisition of the
         Western Kentucky Group. Certain components of the deferred taxes related to this transaction were originally recorded as a reduction of income tax expense and should have been recorded as a reduction of goodwill recorded in accounting for the acquisition.
---------------------------------------------------------------------------------------------------------------------

FOURTH QUARTER 2000 VS. FOURTH QUARTER 1999 RESULTS

         AREA's net income for the fourth quarter was $7.75 million, an increase of $3.02 million, or 64.0% from the $4.73 million reported in the fourth quarter of 1999. On a per diluted share basis, net income was $0.32, compared to $0.19, an increase of $0.13 or 68.4%, from the same quarter of 1999.

         Fourth quarter core operating earnings, reported net income less securities gains and certain nonrecurring items, were $7.95 million or $0.33 per diluted share compared to $6.62 million and $0.26 per diluted share during the fourth quarter of 1999. The current amounts represent an increase of $1.33 million, or 20.1%, and a per share increase of $0.07, or 26.9%. Cash based core operating earnings, core earnings adjusted for amortization of intangibles, during the fourth quarter of 2000 grew $1.92 million, or 26.0%, to $9.31 million and $0.09, or 31.0%, to $0.38 per diluted share compared to the fourth quarter of 2000 amounts of $7.39 million, or $0.29 per diluted share.

BUSINESS SEGMENTS

         AREA engages in two lines of business: traditional banking operations, which include commercial and retail banking, and trust operations. See NOTE 22 in "Notes to Consolidated Financial Statements" following the consolidated financial statements in this Form 10-K for additional information concerning AREA's business segments.

Commercial and Retail Banking

         Commercial and retail banking is conducted at 75 branches of AREA Bank and The Vine Street Trust Company (AREA's two banking affiliates) by providing traditional commercial and retail banking products and services to individual consumers and small-to medium-sized businesses. Products and services offered include commercial loans; small business loans; mortgage loans; home equity loans and lines of credit; installment loans; and demand, savings and time deposit accounts.

         The marketing effort of AREA's bank subsidiaries focuses on lending and deposit gathering activities within local markets served throughout the Commonwealth of Kentucky.

Trust Operations

         The trust line of business is conducted at 5 facilities of AREA Trust Company (AREA's only trust company) and at The Vine Street Trust Company by providing investment management, personal trust services and employee benefit administration services.

         The following summarizes the financial results for AREA's two lines of business for 2000. Prior to the third quarter of 2000, AREA's lines of business were not separated, thus the earnings for the trust line of business reflect approximately four months of operations as a separate line of business.

             OPERATING SEGMENTS
             -----------------------------------------------------------------------------------------------
             (In thousands)                                          COMMERCIAL
                                                                     AND RETAIL
                                                                       BANKING       TRUST      CONSOLIDATED
                                                                        2000        2000(1)         2000
             -----------------------------------------------------------------------------------------------
             Net interest income                                     $  106,593     $    --      $ 106,593
             Provision for loan losses                                    2,523          --          2,523
             Non-interest income                                         43,104       1,990         45,094
             Non-interest expenses                                       90,589       1,702         92,291
             -----------------------------------------------------------------------------------------------
             Income before income taxes                                  56,585         288         56,873
             Income taxes                                                19,035         105         19,140
             -----------------------------------------------------------------------------------------------

             NET INCOME                                              $   37,550     $   183      $  37,733
             -----------------------------------------------------------------------------------------------
             1) Amounts for 2000 reflect income and expenses from August 21, 2000 through December 31, 2000.
             -----------------------------------------------------------------------------------------------

         As of December 31, 2000, substantially all of AREA's assets were committed to the commercial and retail banking segment. The total assets of AREA Trust were $10.42 million.

BALANCE SHEET ANALYSIS

         The financial condition of AREA as of December 31, 2000 and 1999, is presented in the comparative balance sheets of the consolidated financial statements which include the August 1998 acquisition of NationsBank of Kentucky, N.A., the merger with Peoples since January 1999, and the acquisition of the Western Kentucky Group since January 2000 (see "Mergers and Acquisitions" above for details of these transactions). Where appropriate, the impact of these transactions on AREA's financial condition is discussed; otherwise, it can be assumed the impact is not material. The following discussion addresses securities, loans, deposits, borrowings, capital resources, liquidity and interest rate risk and is provided to assist the reader in evaluating AREA's financial condition.

         At December 31, 2000, AREA reported total assets of $2.77 billion compared to $2.34 billion on December 31, 1999, an increase of $427.95 million or 18.3%. Of this increase, acquisitions accounted for as purchase transactions increased total assets $383.35 million. Average assets for 2000 were $2.71 billion compared to $2.26 billion during 1999.

EARNING ASSETS

         Earning assets include loans, investment securities, federal funds sold and interest-bearing deposits at financial institutions. Earning assets provide AREA with its largest source of income, net interest income, which accounted for approximately 78.9% of continuing operating income in 2000 compared to 80.4% in 1999 and 79.5% in 1998. At December 31, 2000, earning assets totaled $2.50 billion compared to $2.14 billion on December 31, 1999. Average earning assets were $2.50 billion in 2000 compared to $2.09 billion in 1999. The increases in both earning assets from December 31, 1999 to December 31, 2000 and in average earning assets from 1999 to 2000 is primarily attributable to the purchase of the Western Kentucky Group (see "Mergers and Acquisitions" above).

SECURITIES

         AREA's securities portfolio is managed to maximize the return on invested funds within acceptable risk guidelines, to meet pledging requirements; and to adjust balance sheet rate sensitivity to help insulate net interest income against the impact of changes in interest rate movements.

         As of December 31, 2000, AREA's securities portfolio included $422.50 million of securities classified as available for sale, which are carried at fair market value and can be sold prior to maturity, and $127.35 million of securities classified as held to maturity, which AREA has the intent and ability to hold until maturity, compared to $363.63 million and $129.09 million, on December 31, 1999, respectively. The increase for securities classified as available for sale was $58.87 million or 16.2% while securities classified as held to maturity declined $1.74 million or 1.3%. Average securities grew $60.95 million or 11.7% to $580.78 million in 2000 from $519.83 million in 1999. The increase from December 31, 1999 to December 31, 2000 and the growth in average balances from 1999 to 2000 is largely attributable to securities acquired as a result of the Western Kentucky Group acquisition (see "Mergers and Acquisitions" above). TABLE SEVEN below provides the carrying amounts of securities classified as available for sale and held to maturity.

               TABLE SEVEN
               AVAILABLE FOR SALE SECURITIES
               --------------------------------------------------------------------------------------------
               (In thousands)                                                      DECEMBER 31
                                                                      2000            1999          1998
               --------------------------------------------------------------------------------------------
               U.S. Treasury and Federal agencies                    $137,464       $204,447      $189,464
               Mortgage-backed securities                             194,349         72,136        68,859
               Obligations of states and political subdivisions        53,735         23,819        19,756
               Equity and other securities                             36,948         63,225        62,795
               --------------------------------------------------------------------------------------------

                    TOTAL                                            $422,496       $363,627      $340,874
               --------------------------------------------------------------------------------------------

               HELD TO MATURITY SECURITIES
               --------------------------------------------------------------------------------------------
               Obligations of states and political subdivisions      $127,349       $129,089      $117,869
               --------------------------------------------------------------------------------------------

                    TOTAL                                            $127,349       $129,089      $117,869
               --------------------------------------------------------------------------------------------

                    TOTAL SECURITIES                                 $549,845       $492,716      $458,743
               --------------------------------------------------------------------------------------------

          Net unrealized gains as of December 31, 2000 related to available for sale securities (which is reported in accumulated other comprehensive income in the shareholders' equity section of the Consolidated Balance Sheet) were $17.33 million (net of taxes), compared to $24.52 million (net of taxes) on December 31, 1999. The decrease from December 31, 1999 to December 31, 2000 was largely the result of the sale of securities with gains/losses that were realized and decreases in the market value of AREA's equity securities portfolio.

         AREA's equity and other securities portfolio totaled $36.95 million on December 31, 2000 compared to $63.23 million on December 31, 1999. The decrease was largely the result of the sale of securities and a decrease in the market value of the equity securities portfolio. The sale of these securities reflects AREA's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change. The equity portfolio is comprised primarily of the common stock of bank holding companies, which operate within the Commonwealth of Kentucky.

         As can be seen in TABLE EIGHT below, the composition of AREA's investment securities changed from year-end 1999 to year-end 2000. The change involved a reduction in U.S Treasury and Federal agency securities and Equity and other securities as a percentage of total investment securities. In addition there was a corresponding increase in mortgage-backed securities. This change was made as a result of investing funds from maturing U.S. Treasury and Federal agency securities into mortgage-backed securities. Mortgage-backed securities provide a higher yield than U.S. Treasury and Federal agency securities without a significant increase in credit or interest rate risk. Equity and other securities were reduced through sales as part of AREA's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

                 TABLE EIGHT
                 SECURITIES (PERCENT OF TOTAL CARRYING AMOUNTS)
                 ----------------------------------------------------------------------------------------
                                                                                    DECEMBER 31
                                                                           2000        1999        1998
                 ----------------------------------------------------------------------------------------
                 U.S. Treasury and Federal agencies                        25.0%       41.5%       41.3%
                 Mortgage-backed securities                                35.4%       14.6%       15.0%
                 Obligations of states and political subdivisions          32.9%       31.0%       30.0%
                 Equity and other securities                                6.7%       12.9%       13.7%
                 ----------------------------------------------------------------------------------------

                      TOTAL                                               100.0%      100.0%      100.0%
                 ----------------------------------------------------------------------------------------

         The maturities and yields of the securities portfolio at December 31, 2000 are summarized in TABLE TWENTY.

LOANS

         Total loans, excluding loans held for sale, increased $304.55 million or 18.7% to $1.94 billion in 2000 and $218.83 million or 15.5% to $1.63 billion in 1999. Average loans were $1.92 billion in 2000 compared to $1.54 billion in 1999. The growth in 2000 was the result of AREA's effort to attract quality loans and the acquisition of the Western Kentucky Group (see "Mergers and Acquisitions" above) which added approximately $220.03 million of loans. However, rising rates during the first half of 2000 followed by a general economic slow-down in the fourth quarter of 2000 exerted a negative impact on loan volume. In 1999, the growth in outstandings were significantly impacted by the sale of fixed-rate long-term loans which were originated largely as a result of the refinancing boom experienced during the year. The servicing of these fixed-rate loans was retained, thus providing AREA with a stable and significant source of non-interest income.

         Loans represent the largest category of earning assets, accounting for 76.5% of average earning assets during 2000 and 73.8% in 1999. In addition, loans have been AREA's highest yielding earning assets with an average yield of 8.96% in 2000 and 8.47% in 1999.

         It is AREA's policy to concentrate its lending activities on consumers and small-to medium-sized businesses in the markets that its affiliated banks serve, which are all within the Commonwealth of Kentucky. As a result, AREA has no consequential out-of-market loans, nor does it engage in lending to large corporations.

         The various categories of loans presented in TABLE NINE below are subject to varying levels of risk. Management reduces this risk through diversification of the loan portfolio. AREA's largest concentration of loans is single family residential loans, which historically have had very low loan loss experience. Single family residential loans comprise $619.21 million or 32.0% of total loans and are classified within the "real estate-mortgage" totals below in TABLE NINE. In addition to loans made to individuals for personal needs, the banks loan funds to commercial customers in various businesses including agribusiness, manufacturing, retailing and wholesaling. The loans originated by the banks are reviewed by AREA. The review process is designed to ensure that loan administration, credit quality and loan documentation are in compliance with corporate loan standards and policies.

         The composition of the loan portfolio as of December 31 is presented in the TABLE NINE below:

      TABLE NINE
      LOAN PORTFOLIO
      --------------------------------------------------------------------------------------------------------------
      (In thousands, except percentages)                                  DECEMBER 31
                                             2000           1999             1998            1997           1996
      --------------------------------------------------------------------------------------------------------------
      Commercial                        $   820,160     $   580,521     $   503,173     $   357,133     $   313,104
      Real estate-construction               99,623          64,798          43,055          49,979          39,484
      Real estate-mortgage                  736,240         747,515         674,357         610,846         577,266
      Consumer installment
         and other loans                    279,923         238,562         191,982         209,349         217,206
      --------------------------------------------------------------------------------------------------------------

           TOTAL LOANS                  $ 1,935,946     $ 1,631,396     $ 1,412,567     $ 1,227,307     $ 1,147,060
      --------------------------------------------------------------------------------------------------------------


      PERCENTAGE OF LOANS BY CATEGORY TO TOTAL LOANS:                     DECEMBER 31
                                              2000           1999            1998            1997             1996
      --------------------------------------------------------------------------------------------------------------
      Commercial                             42.36%          35.58%          35.62%          29.10%          27.30%
      Real estate-construction                5.15%           3.97%           3.05%           4.07%           3.44%
      Real estate-mortgage                   38.03%          45.83%          47.74%          49.77%          50.32%
      Consumer installment
         and other loans                     14.46%          14.62%          13.59%          17.06%          18.94%
      --------------------------------------------------------------------------------------------------------------

           TOTAL LOANS                      100.00%         100.00%         100.00%         100.00%         100.00%
      --------------------------------------------------------------------------------------------------------------

         COMMERCIAL LOANS increased $239.64 million or 41.3% to $820.16 million during 2000 and $77.35 million or 15.4% in 1999 to $580.52 million. In addition to $40.18 million of commercial loans added through the acquisition of the Western Kentucky Group, the growth in 2000 was the result of AREA's effort to attract small-to medium-sized businesses in addition to the reclassification of real estate loans to commercial loans based upon the underlying collateral and purpose of the loan. Commercial loans comprised 42.4% of total loans in 2000 and 35.6% in 1999. The loan mix within the commercial loan portfolio is diverse and covers a broad range of borrowers that include manufacturing, retailing and a variety of service related businesses. There are no concentrations within one industry and as a matter of policy, possible concentrations within a particular industry are continually monitored and controlled. The portfolio includes loans secured by real estate, as well as other business assets.

         THE REAL ESTATE LOAN PORTFOLIO consists largely of loans secured by residential real estate. As of December 31, 2000 and 1999 the real estate portfolio totaled $835.86 million or 43.2% of total loans and $812.31 million or 49.8% of total loans, respectively. Excluding $165.50 million of real estate loans added through the acquisition of the Western Kentucky Group, total real estate loans declined $141.95 million from year-end 1999 to 2000, primarily as a result of the reclassification of real estate loans to commercial loans based on the underlying collateral. Excluding loans acquired through acquisitions, real estate loans grew $18.67 million or 2.6% in 1999. AREA experienced a significant increase in refinancings during the first half of 1999 as a result of the desire of residential real estate customers to obtain long-term fixed rate loans at attractive rates. AREA was able to meet this demand by selling those fixed rate loans and retaining the servicing, thus providing a stable source of non-interest income. During 2000, refinancings were reduced significantly from levels experienced in 1999 as a result of rising interest rates throughout the first six months of 2000.

         CONSUMER LOANS increased $41.36 million or 17.3% to $279.92 million in 2000 after increasing $46.58 million or 24.3% in 1999 to $238.56 million. Excluding $14.35 million of consumer loans added through the acquisition of the Western Kentucky Group, consumer loans increased $27.01 million, or 11.3%. Consumer loans represented 14.5% of total loans on December 31, 2000 and 14.6% as of December 31, 1999. The increase experienced during 2000 was the result of AREA's effort to expand its consumer lending into markets within the Commonwealth of Kentucky that had not previously been serviced by one of the affiliated banks. The consumer loan portfolio consists of loans made to individuals for automobiles, personal needs and second mortgages.

         In addition to the loan portfolio discussed above, AREA serviced loans for others of approximately $347.80 million and $318.55 million at December 31, 2000 and 1999, respectively. The servicing of these loans provides AREA with a stable and relatively non-interest-sensitive source of income which is reported with other sources of non-interest income. Servicing fees earned in 2000 totaled $854 thousand compared to $690 thousand in 1999.

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

         Each of AREA's affiliate banks provides as an expense an amount for expected loan losses. This amount is called the provision for loan losses and increases the allowance for loan losses. Actual losses on loans are charged against the allowance for loan losses. The allowance for loan losses at December 31, 2000, was $27.63 million or 1.43% of loans outstanding compared to $23.06 million and 1.41% of loans at the end of 1999. The increase in the allowance for loan losses during 2000 was largely the result of $4.32 million added as a result of the acquisition of the Western Kentucky Group. The allowance for loan losses equaled 477.1% and 1,114.8% of non-performing loans as of December 31, 2000 and 1999, respectively. The decrease in the percentage of the allowance for loan losses to non-performing loans was the result of an increase in non-performing loans from $2.07 million on December 31, 1999 to $5.79 million on December 31, 2000. Non-performing loans increased during 2000 largely as a result of loans added through acquisitions.

         Management, with accountability for the credit relationships, reviews selected credits to identify loans with increased risk or potential losses. In addition to this initial review, AREA's credit review function, its outside independent auditors, as well as its internal auditors and regulatory agencies supplement management's review. Further, the adequacy of the allowance for loan losses is monitored on a quarterly basis and is based on management's evaluation of several key factors, including the quality of the current portfolio, current national and local economic conditions, concentrations in loan types, evaluation of problem loans, and a review of historical charge-off and recovery experience.

           The provision for loan losses, charged to operating expenses, depends on factors including loan growth and changes in the composition of the loan portfolio, net charge-off levels and management's assessment of the allowance for loan losses based upon the credit review policies and procedures discussed above. The provision for loan losses during 2000 was $2.52 million compared to $736 thousand in 1999 and $1.63 million in 1998. The increase in the provision from 1999 to 2000 was largely the result of loan losses incurred on loans acquired in acquisitions. The provision for loan losses to average loans was 0.13% in 2000, 0.05% in 1999 and 0.13% in 1998. Even though the amount of the provision and the percentage of the provision to average loans increased in 2000 compared to 1999, both are low compared to AREA's historical levels, and there is no assurance that they will not increase in the future.

         Charge-offs, net of recoveries, increased to $2.27 million during 2000 from $1.19 million in 1999 and $1.00 million in 1998. Net charge-offs as a percent of average loans outstanding were 0.12%, 0.08% and 0.08% during 2000, 1999 and 1998, respectively. Net charge-offs as a percentage of average loans during 2000 were at a very low level compared to AREA's historical levels, and there is no assurance that these levels will not increase in the future.

         TABLE TEN below presents a summary analysis of loan loss experience for the most recent five years with details found in TABLE EIGHTEEN. TABLE NINETEEN shows the allocation of the allowance for loan losses.

   TABLE TEN
   LOAN LOSS EXPERIENCE
   -------------------------------------------------------------------------------------------------------------------
   (In thousands, except percentages)                               YEAR ENDED DECEMBER 31
                                               2000            1999            1998            1997            1996
   -------------------------------------------------------------------------------------------------------------------
   Beginning allowance for loan
        losses                            $    23,055     $    21,651     $    19,887     $    18,663     $    17,814
   Additions through acquisitions               4,323           1,857           1,137              --              --
   Reduction through divestiture                   --              --              --              --          (1,334)
   Loans charged off                           (3,630)         (2,509)         (2,679)         (3,647)         (4,611)
   Recoveries of losses charged off             1,359           1,320           1,678           1,600           1,945
   Provision for loan losses                    2,523             736           1,628           3,271           4,849
   -------------------------------------------------------------------------------------------------------------------
   ENDING ALLOWANCE FOR LOAN LOSSES       $    27,630     $    23,055     $    21,651     $    19,887     $    18,663
   -------------------------------------------------------------------------------------------------------------------
   Loans outstanding at
        December 31                       $ 1,935,946     $ 1,631,396     $ 1,412,567     $ 1,227,307     $ 1,147,060
   Average loans for the year               1,915,731       1,543,221       1,256,499       1,189,975       1,123,900
   Allowance as a percentage of
        year-end loans                           1.43%           1.41%           1.53%           1.62%           1.63%
   Allowance as a percentage of
        average loans                            1.44%           1.49%           1.72%           1.67%           1.66%
   Net charge-offs as a percentage
        of average loans                         0.12%           0.08%           0.08%           0.17%           0.24%
   Allowance as a percentage of
        non-performing loans                    477.1%        1,114.8%          851.1%          501.9%          473.2%
   Provision as a percentage of
        average loans                            0.13%           0.05%           0.13%           0.27%           0.43%
   -------------------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS

         Non-performing assets consist of: 1) nonaccrual loans on which the ultimate collectibility of the full amount of interest is uncertain, 2) loans past due 90 days or more as to principal or interest, and 3) other real estate owned. A summary of non-performing assets at December 31 follows in TABLE
ELEVEN:

          TABLE ELEVEN
          NON-PERFORMING ASSETS
          -----------------------------------------------------------------------------------------------------
          (In thousands)                                                       DECEMBER 31
                                                             2000       1999       1998       1997       1996
          -----------------------------------------------------------------------------------------------------
          Nonaccrual loans                                 $ 4,036    $ 1,078    $ 1,787    $ 2,173    $ 2,727
          Loans contractually past due 90 days or
               more as to interest or principal payments
               and still accruing                            1,755        990        757      1,789      1,217
          -----------------------------------------------------------------------------------------------------
               TOTAL NON-PERFORMING LOANS                    5,791      2,068      2,544      3,962      3,944
          Other real estate owned                            1,966        203      1,675      1,386      1,171
          -----------------------------------------------------------------------------------------------------
               TOTAL NON-PERFORMING ASSETS                 $ 7,757    $ 2,271    $ 4,219    $ 5,348    $ 5,115
          -----------------------------------------------------------------------------------------------------

         Non-performing assets totaled $7.76 million on December 31, 2000 compared to $2.27 million on December 31, 1999. The increase was $5.49 million and was primarily the result of non-performing assets acquired through acquisitions. Non-performing assets, as a percentage of total loans and other real estate owned, were 0.40% on December 31, 2000, an increase from 0.14% on December 31, 1999. The percentage of non-performing assets, as a percentage of total loans, increased from year-end 1999 to year-end 2000. Both percentages are low, however, compared to AREA's historical levels and there is no assurance that these levels will not increase in the future.

         Other real estate owned, which is carried at the lower of cost or fair market value, net of selling costs, represents real estate which AREA or one of its affiliated banks has acquired in partial or total satisfaction of loans. Other real estate owned increased to $1.97 million as of December 31, 2000 from $203 thousand as of December 31, 1999.

         Management is not aware of any material amounts of loans outstanding where there is significant uncertainty as to the ability of the borrower to comply with the terms of the loan that have not been included in TABLE ELEVEN above. In addition, as of December 31, 2000, there were no significant other interest-earning assets classified as non-performing or past due 90 days or more.

DEPOSITS

         Total deposits increased $437.57 million to $2.15 billion at December 31, 2000, compared to $1.71 billion a year earlier. Excluding $327.97 million of deposits added as a result of the acquisition of the Western Kentucky Group (see "Mergers and Acquisitions" above), deposits grew $109.6 million or 6.4 %. The increase in total deposits resulted from a combination of product introductions, coupled with more aggressive pricing on selected time deposit products. Non-interest bearing deposits, excluding $55.79 million of deposits acquired through the acquisition of the Western Kentucky Group, grew $11.85 million or 4.5% to $332.59 million during the year. Interest bearing deposits, excluding $272.18 million of deposits acquired through the acquisition of the Western Kentucky Group, increased $97.75 million or 6.8% to $1.82 billion during 2000. AREA chose not to aggressively bid for interest bearing deposits except on a selected basis as rates moved up in the first half of 2000. This strategy had a positive impact on AREA's net interest income, but resulted in reduced growth of interest bearing deposits. The composition of AREA's deposits has remained relatively constant as shown in TABLE TWELVE.

                 TABLE TWELVE
                 COMPOSITION OF  DEPOSITS AS OF DECEMBER 31
                 ---------------------------------------------------------------------------------------
                                                                       2000          1999         1998
                 ---------------------------------------------------------------------------------------
                 Non-interest-bearing demand                           15.5%         15.5%        14.9%
                 Interest-bearing demand                               15.9%         17.2%        16.9%
                 Savings                                               19.9%         23.2%        21.2%
                 Certificates of deposits of $100,000 or more          11.7%         10.6%         9.2%
                 Other time                                            37.0%         33.5%        37.8%
                 ---------------------------------------------------------------------------------------

                     TOTAL                                           100.00%        100.0%       100.0%
                 ---------------------------------------------------------------------------------------

         In 1999, total deposits increased $19.92 million to $1.71 billion compared to $1.69 billion at year-end 1998. Excluding deposits acquired as a result of the merger with Peoples, deposits declined $126.28 million or 7.5%. The decline during 1999 compared to 1998 was the result of a combination of a desire by AREA's customers to receive a higher yield on excess non-interest bearing deposits and a strategy by AREA of not aggressively bidding for interest-bearing deposits when rates moved up in the second half of 1999.

         Interest-earning assets are funded primarily by core deposits, which serve as the principal source of funds available for lending and investing activities. Total deposits averaged $2.06 billion in 2000 and represented 82.4% of average earning assets compared to $1.74 billion and 83.1% in 1999.

         The average amount and average rate paid on deposits classified as to non-interest bearing demand, interest-bearing demand, savings and time deposits is presented on TABLE TWENTY-ONE. Maturities of time deposits of $100,000 or more is presented in TABLE TWENTY-TWO.

OTHER BORROWINGS

         AREA's primary source of funding for earning assets is customers' deposits; however, outside sources are also used. These outside sources include: federal funds purchased and securities sold under agreements to repurchase which include short-term borrowings from commercial customers as part of a cash management service, notes payable to the U.S. Treasury that are short-term borrowings in connection with treasury, tax and loan deposits, Federal Home Loan Bank advances which generally include intermediate-term borrowings by AREA's affiliate banks, and other borrowings. Other borrowings totaled $301.58 million on December 31, 2000 and $338.05 million on December 31, 1999, a decrease of $36.47 million or 10.8%. AREA decreased its reliance on other borrowings during 2000 as a result of deposit growth exceeding loan growth. However, average other borrowings as a percentage of average earning assets increased from 10.8% in 1999 to 13.7% in 2000. Management does not rely on any one source of liquidity and has managed other borrowings in response to different factors such as cost, term and conditions of the loan. Presented below are the average borrowings for 2000 and 1999. TABLE TWENTY-THREE provides additional information for 2000 and 1999 relative to year-end balances, average balances, maximum amount outstanding and weighted average interest rates paid on other borrowings.

               AVERAGE OTHER BORROWINGS
               --------------------------------------------------------------------------------------------
               (In thousands)                                             2000         1999        CHANGE
               --------------------------------------------------------------------------------------------
               Federal funds purchased and securities sold
                    under agreements to repurchase                     $ 147,929    $ 150,639    $  (2,710)
               Notes payable to U.S. Treasury                              8,621        6,875        1,746
               Advances from the Federal Home Loan Bank                  122,592       63,833       58,759
               Other borrowings                                           64,228        4,384       59,844
               --------------------------------------------------------------------------------------------

                    TOTAL                                              $ 343,370    $ 225,731    $ 117,639
               --------------------------------------------------------------------------------------------

CAPITAL RESOURCES

         AREA maintains a level of capital that provides a solid foundation for anticipated future asset growth while promoting depositor and investor confidence. Capital management is a continuous process that has enabled AREA to profitably expand its balance sheet while maintaining capital ratios that exceed minimum requirements.

         AREA's total shareholders' equity increased $19.68 million or 7.4% to $286.64 million at December 31, 2000, compared to $266.96 million at December 31, 1999. The growth was due largely to the retention of $33.78 million of net income after paying dividends totaling $3.95 million. As an offset, accumulated other comprehensive income declined $7.19 million during 2000, primarily as a result of the sale of securities with gains/losses that were realized and decreases in the market value of equity securities. As of December 31, 2000 AREA's shareholders' equity to total assets was 10.35% compared to 11.41% as of December 31, 1999. The decrease that occurred in this ratio was the result of the acquisition of the Western Kentucky Group (see "Mergers and Acquisitions" above) which added $383.35 million of assets and no capital in a transaction accounted for as a purchase.

         During 2000, AREA repurchased in the open market and through unsolicited negotiated transactions 754 thousand shares of its common stock at an average price of $13.90 per share. The shares purchased in 2000 represent shares purchased under the 5% repurchase programs approved by the Board of Directors in 1999 and 2000. During 1999, AREA repurchased 848 thousand shares of its common stock at an average price of $17.05 per share in the open market and through unsolicited negotiated transactions. The shares purchased in 1999 represented shares repurchased under the 150 thousand share and the 5% repurchase programs approved by the Board of Directors in 1998 and 1999, respectively. After successfully completing the 1999 share buy back program, AREA's Board approved a plan during October 2000 to purchase up to 5% or 1.22 million shares of its common stock over the following twelve months. The above amounts and share prices have been adjusted to reflect the December 2000 3-for-2 stock split.

         AREA declared cash dividends on its common stock of $0.162 per share in 2000 and $0.133 per share in 1999. Total common stock dividends as a percentage of core operating income were 10.5% in 2000 and 13.1% in 1999. The primary source for payment of dividends by AREA Bancshares to its shareholders are dividends received from its affiliated banks. The payment of future dividends are subject to various statutory limitations that are described in NOTE 15 in "Notes to Consolidated Financial Statements" following the consolidated financial statements in this Form 10-K.

         During November 2000, AREA's Board of Directors declared a 3-for-2 stock split of AREA's common stock, payable in December 2000. The stock split resulted in the issuance of 8.1 million shares of common stock along with a corresponding capitalization of $9.31 million of retained earnings. All references to the number of shares (other than common stock issued or outstanding and dividends per share on the 1999 Consolidated Balance Sheet and the 1998 and 1999 Consolidated Statements of Stockholders' Equity), per share amounts, cash dividends and any other references to shares in the consolidated financial statements and accompanying Notes to Consolidated Financial Statements, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options and restricted stock awards have been adjusted to reflect the split.

         Under regulatory capital adequacy guidelines, AREA and its banking subsidiaries are subject to various capital requirements administered by the federal banking agencies. Capital adequacy guidelines require that AREA and its banking subsidiaries meet specific guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Additionally, the capital amounts and classifications are subject to qualitative judgements by the regulators about the components of capital and assets, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require AREA and its banking subsidiaries to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital to average assets (as defined). AREA's Tier 1 and Total Risk-Based Capital ratios as of December 31, 2000 totaled 10.43% and 11.68%, respectively, which were well above the minimum requirements of 4.00% for Tier 1 and 8.00% for Total Risk-Based Capital. Comparative percentages for Tier 1 and Total Risk-Based Capital ratios as of December 31, 1999 were 12.60% and 13.86%. Regulatory authorities have also established a minimum "Leverage" ratio of 4.00%, which is defined as Tier 1 Capital to average quarterly assets. At December 31, 2000, AREA's Leverage ratio was 7.72%, compared to 9.32% a year earlier. The decrease in all three of these regulatory capital ratios from December 31, 1999 to December 31, 2000 was the result of the purchase of the Western Kentucky Group (see "Mergers and Acquisitions" above) which resulted in the addition of $32.95 million of intangibles and $383.35 million of assets. For regulatory capital purposes, intangible assets are deducted from capital prior to computation of the various regulatory capital percentages. AREA believes that, as of December 31, 2000, AREA Bancshares, AREA Bank and The Vine Street Trust Company met all capital adequacy requirements to which they were subject. A more detailed discussion of AREA's regulatory capital requirements is presented in the "Supervision and Regulation" section under "Item 1. Business".

         AREA's subsidiary banks maintain risk-based capital and leverage ratios above the "well-capitalized" category as defined by the FDIC. The "well capitalized" category requires Tier 1 and Total Risk-Based ratios of at least 6.00% and 10.00%, respectively, and a minimum Leverage ratio of 5.00%. NOTE 15 in "Notes to Consolidated Financial Statements" following the consolidated financial statements in this Form 10-K provides information concerning the capital ratios of AREA's most significant subsidiary.

         TABLE THIRTEEN below provides information regarding AREA's capital ratios and regulatory requirements as of December 31, 2000 and 1999:

             TABLE THIRTEEN
             CAPITAL RATIOS
             ------------------------------------------------------------------------------------------------
                                                                                        REGULATORY
                                                                                   CAPITAL REQUIREMENTS
             ------------------------------------------------------------------------------------------------
                                                           DECEMBER 31             WELL             CAPITAL
                                                        2000          1999      CAPITALIZED        ADEQUACY
             ------------------------------------------------------------------------------------------------
             Leverage ratio                             7.72%          9.32%       5.00%             4.00%
             Tier 1 Risk-Based Capital ratio           10.43%         12.60%       6.00%             4.00%
             Total Risk-Based Capital ratio            11.68%         13.86%      10.00%             8.00%
             ------------------------------------------------------------------------------------------------

         As of December 31, 2000 book value per share was $11.79, an increase of $1.01 or 9.4% from $10.78 at December 31, 1999. The increase was primarily the result of the retention of 2000 earnings less dividends paid which was partially off-set by a decrease in accumulated other comprehensive income and the repurchase of common stock. Net unrealized gains on available for sale securities comprised all of the accumulated other comprehensive income as of December 31, 2000 and 1999 and decreased during 2000 largely as a result of the sale of securities with gains/losses that were realized, as well as a decrease in the fair market value of AREA's equity portfolio.

ASSET-LIABILITY MANAGEMENT

         Asset-liability management encompasses both the maintenance of adequate liquidity and the management of interest rate risk. The goal of liquidity management is to provide adequate funds to meet loan demand and any potential unexpected deposit withdrawals. AREA works to achieve this goal by growing core deposits, holding adequate liquid assets in the form of securities and maintaining unused capacity to borrow funds. The objective of interest rate risk management is to provide the optimal level of net interest income, while managing exposure to risks associated with interest rate movements. AREA works to achieve this objective through management of AREA's balance sheet during changing interest rate environments.

LIQUIDITY

         Management of liquidity involves both AREA's banks and the parent company, AREA Bancshares Corporation. The effective management of liquidity for AREA's banks ensures the cash flow requirements of depositors and borrowers, as well as operating needs, are met. To manage liquidity, AREA has funds available from a number of sources, including the securities portfolio, the core deposit base, borrowings and the ability to package loans for sale.

         The second need for liquidity management is for the parent company, AREA Bancshares. Those liquidity needs consist primarily of operating expenses and dividend payments to AREA Bancshares' shareholders. The parent company has three major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, borrowings from outside third parties and access to the capital markets. However, the main sources of liquidity for the parent's cash needs have been dividends from its subsidiaries and borrowings from outside third parties. At January 1, 2001, the amount of dividends the bank subsidiaries could pay to the parent company without prior regulatory approval was $8.09 million, versus $9.89 million on January 1, 2000.

         As of December 31, 2000, the parent company had $58.73 million of debt outstanding compared to $95 thousand on December 31, 1999. The increase from December 31, 1999 to December 31, 2000 was the result of borrowings incurred as a result of the acquisition of the Western Kentucky Group.

         Core deposits have historically provided AREA with a major source of stable and relatively low-cost funding. Secondary sources include federal funds purchased and securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings. Average core deposits funded 82.4% of average earning assets during 2000 and 83.1% during 1999. When average shareholders' equity is added to core deposits, the percentage of average earning assets funded with stable sources totaled 93.4% during 2000 and 95.8% in 1999.

         In the normal course of business, AREA and the affiliated banks have established lines of credit for short-term borrowings for the management of daily liquidity needs. At December 31, 2000, the unused lines of credit aggregated $288.38 million.

IMPACT OF NEW ACCOUNTING STANDARDS

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The new standard requires that all derivatives be recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the effective date of SFAS No. 133 until January 1, 2001; however, early adoption was permitted. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which provides guidance with respect to certain implementation issues related to SFAS No. 133. Upon adoption, the provisions of SFAS No. 133 must be applied prospectively. AREA does not expect the implementation of this Statement to have a material impact on the consolidated financial statements. Any derivative instruments acquired or hedging activities entered into will be accounted for in the financial statements as required by SFAS No. 133 and SFAS No. 138.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, where upon after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and de-recognizes financial liabilities when extinguished. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. AREA does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
           RISK

INTEREST RATE RISK

         For financial institutions, interest rate movements can have a critical impact on net interest income, and hence net income. AREA's interest earning assets and interest-bearing liabilities do not respond uniformly to changing market interest rates due to the differing interest rates, repricing and maturity characteristics of the various balance sheet categories of assets and liabilities. Interest rate risk is the degree to which these market interest rate fluctuations can affect net interest income. Therefore, the primary objective of interest rate risk management is to control and monitor the effects of those fluctuations and their impact on net interest income, and hence net income. Management considers interest rate risk to be the most significant market risk.

         Management views computer simulations as a more relevant measurement of the impact of changes in interest rates on net interest income, and hence net income, than other techniques that use interest rate sensitivity gap analysis. AREA uses a net income simulation model to measure near-term (next 12 months) risk due to changes in interest rates. The model incorporates substantially all of AREA's assets and liabilities, together with forecasted changes in the balance sheet mix and assumptions that reflect the current interest rate environment. Balance sheet changes are based on forecasted changes in loans, securities and deposits, as well as historical pricing spreads. The model is updated at least quarterly with the current balance sheet structure and the current forecast of expected balance sheet changes. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net income or exactly predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing and amount of interest rate changes, as well as changes in market conditions and management strategies. Additionally, immediate and sustained changes in interest rates will not necessarily impact all interest-bearing liabilities to the same degree. For example, an immediate increase or decrease in AREA's base lending rate may not result in an immediate, identical increase or decrease in rates paid on interest-bearing liabilities such as savings accounts, money market accounts and NOW accounts. In spite of these potential limitations, management uses the model to simulate the effect of immediate and sustained parallel shifts upward and downward in the yield curve of 100 basis points (1.00%) and 200 basis points (2.00%).

         AREA's interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits. AREA's management monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Also, as part of management's approach to controlling interest rate risk, AREA has entered into interest rate swaps with third parties in order to reduce variations in net interest income. Interest rate swap transactions involve exchanges of fixed and floating rate interest payments without the exchange of the underlying principal amount. The net cash flow paid or received by AREA on these interest rate swaps is treated as an adjustment to the interest income and expense on the underlying earning asset to which the swap relates.

         As of December 31, 2000, AREA had total interest rate swaps with an aggregate notional (face) amount of $46.35 million in place, hedging various groups of loans. However, during January 2001, AREA terminated a swap with a $40.00 million notional amount for a cash payment of $145 thousand to AREA. The specific term of these swaps, as well as the fair value are detailed in NOTE 20 in "Notes to Consolidated Financial Statements" following the consolidated financial statements in this Form 10-K.

         TABLE FOURTEEN provides information using the methodology described above of the impact of a 100 and 200 basis point upward and downward movement in interest rates on net income and earnings per share.

         TABLE FOURTEEN
         INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
         -------------------------------------------------------------------------------------------------------
         (In thousands except per share data)                           MOVEMENTS IN INTEREST RATES FROM
                                                                              DECEMBER 31, 2000 RATES
                                                                         INCREASE                DECREASE
                                                                   +200 BP     +100 BP     -100 BP      -200 BP
         -------------------------------------------------------------------------------------------------------
         Simulated impact in the next 12 months
         compared with December 31, 2000:
         Net income increase (decrease)                             $3,779      $3,177    $(2,715)     $(5,099)
         Net income per share-basic increase (decrease)               0.15        0.13      (0.11)       (0.21)
         Net income per share-diluted increase (decrease)             0.15        0.13      (0.11)       (0.21)
         -------------------------------------------------------------------------------------------------------

         Given an immediate and sustained parallel shift upward of 200 basis points to the yield curve used in the simulation model, it is estimated that net income for AREA would increase by $3.78 million from income projected to be earned with no change in rates over the next year. Estimated diluted earnings per share would increase by $0.15 over the same period. A 200 basis point immediate and sustained parallel shift downward in the yield curve would decrease net income by an estimated $5.10 million from income projected to be earned over the next year while decreasing diluted earnings per share $0.21. All of the above changes in net income are within the policy guidelines established by the Board of Directors.

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

         TABLE FIFTEEN provides a breakdown of the contribution to diluted earnings per share of the various components of AREA's income statement for each of the three years ended December 31. All per share data has been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend which was paid in December 2000.

      TABLE FIFTEEN
      CONTRIBUTION TO DILUTED EARNINGS PER SHARE
      -------------------------------------------------------------------------------------------------------------
                                                                                      YEARS ENDED DECEMBER 31
                                                                               2000           1999            1998
      -------------------------------------------------------------------------------------------------------------
      Net interest income-fully-taxable equivalent ("FTE")                  $  4.53        $  3.65         $  3.35
      Provision for loan losses                                                0.10           0.03            0.07
      -------------------------------------------------------------------------------------------------------------
                NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES-FTE        4.43           3.62            3.28
      -------------------------------------------------------------------------------------------------------------
      NON-INTEREST INCOME:
           Commissions and fees on fiduciary activities                        0.24           0.21            0.20
           Service charges on deposit accounts                                 0.52           0.37            0.31
           Other service charges, commissions and fees                         0.32           0.23            0.26
           Security gains (losses), net                                        0.62           0.83            0.01
           Gains on sales of loans, net                                        0.04           0.05            0.14
           Other non-interest income                                           0.09           0.12            0.03
      -------------------------------------------------------------------------------------------------------------
                TOTAL NON-INTEREST INCOME                                      1.83           1.81            0.95
      -------------------------------------------------------------------------------------------------------------
      NON-INTEREST EXPENSES:
           Salaries and employee benefits                                      1.64           1.38            1.29
           Net occupancy expense                                               0.26           0.21            0.17
           Furniture and equipment expense                                     0.29           0.24            0.18
           Federal deposit insurance                                           0.02           0.01            0.01
           Data processing expense                                             0.24           0.21            0.17
           Amortization of intangibles                                         0.28           0.14            0.12
           Other non-interest expenses                                         1.02           0.90            0.76
      -------------------------------------------------------------------------------------------------------------
                TOTAL NON-INTEREST EXPENSES                                    3.75           3.09            2.70
      -------------------------------------------------------------------------------------------------------------
           Income before income tax expense-FTE                                2.51           2.34            1.53
           Income tax expense                                                  0.98           0.84            0.58
      -------------------------------------------------------------------------------------------------------------
                NET INCOME                                                  $  1.53        $  1.50         $  0.95
      -------------------------------------------------------------------------------------------------------------
      AVERAGE DILUTED SHARES (IN THOUSANDS)                                  24,640         25,566          23,873
      -------------------------------------------------------------------------------------------------------------

         TABLE SIXTEEN provides a summary of the average consolidated balance sheets by major type of account, the interest earned and interest paid, and the average yields and average rates paid for each of the three years ended December 31:

TABLE SIXTEEN


SUMMARY OF AVERAGE BALANCE SHEETS, NET INTEREST INCOME AND INTEREST RATES

----------------------------------------------------------------------------------------------------------------------------------


(In thousands, except percentages)             2000                               1999                               1998
                                            INTEREST/                         INTEREST/                          INTEREST/
                                AVERAGE     INCOME OR     YIELD/   AVERAGE    INCOME OR    YIELD/    AVERAGE     INCOME OR  YIELD/
                                BALANCE      EXPENSE      RATE     BALANCE     EXPENSE      RATE     BALANCE      EXPENSE   RATE
-----------------------------------------------------------------------------------------------------------------------------------
Earning assets:
   Interest bearing
      deposits with banks       $    5,874  $    341      5.81%  $    6,878   $    363        5.28%  $    7,441  $    398   5.35%

   Federal funds sold                2,363       123      5.21%      20,858        980        4.70%      58,258     3,070   5.27%
   Securities (1)
      Taxable                      401,729    24,428      6.08%     373,905     19,221        5.14%     333,951    18,652   5.59%
      Tax exempt                   179,051    14,602      8.16%     145,922     12,418        8.51%     132,508    11,757   8.87%
   Loans (2) and (3)             1,915,731   171,719      8.96%   1,543,221    130,683        8.47%   1,256,499   113,857   9.06%
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL EARNING ASSETS         2,504,748   211,213      8.43%   2,090,784    163,665        7.83%   1,788,657   147,734   8.26%
-----------------------------------------------------------------------------------------------------------------------------------

Non-earning assets net of
     allowance for loan
     losses                        205,077        --        --      167,636         --          --      123,329        --     --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS               $2,709,825  $211,213        --   $2,258,420   $163,665          --   $1,911,986  $147,734     --
-----------------------------------------------------------------------------------------------------------------------------------
 Interest bearing liabilities:
     Interest bearing demand
        deposits                $  326,575  $  9,162      2.81%  $  296,464   $  7,886        2.66%  $  237,753  $  7,424   3.12%
     Savings deposits              452,376    14,726      3.26%     402,240     11,374        2.83%     327,687     9,908   3.02%
     Time deposits                 983,730    54,047      5.49%     795,624     39,775        5.00%     759,503    41,767   5.50%
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING
         DEPOSITS                1,762,681    77,935      4.42%   1,494,328     59,035        3.95%   1,324,943    59,099   4.46%
-----------------------------------------------------------------------------------------------------------------------------------
 Federal funds purchased
     and securities sold
     under agreements to
     repurchase                    147,929     8,307      5.62%     150,639      6,632        4.40%      96,310     4,637   4.81%
 Notes payable to the U.S.
     Treasury                        8,621       526      6.10%       6,875        329        4.79%       7,002       390   5.57%
 Advances from the Federal
     Home Loan Bank and
     other borrowings              186,820    12,726      6.81%      68,217      4,342        6.36%      61,893     3,764   6.08%
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL INTEREST-BEARING
     LIABILITIES                 2,106,051    99,494      4.72%   1,720,059     70,338        4.09%   1,490,148    67,890   4.55%
-----------------------------------------------------------------------------------------------------------------------------------
 Non-interest-bearing
     liabilities:
     Demand deposits               301,270        --        --      243,277         --          --      185,391        --     --
     Other liabilities              26,470        --        --       29,315         --          --       23,410        --     --
 Shareholders' equity              276,034        --        --      265,769         --          --      213,037        --     --
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY       $2,709,825        --        --   $2,258,420         --          --   $1,911,986        --     --
-----------------------------------------------------------------------------------------------------------------------------------

 Net interest spread (4)                          --      3.71%                     --        3.74%                    --   3.71%

 Impact of non-interest
     bearing sources and
     other changes in
     balance sheet
     composition                                  --      0.75%                     --        0.72%                    --   0.75%

-----------------------------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME AND
     MARGIN (5)                             $111,719      4.46%               $ 93,327        4.46%              $ 79,844   4.46%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Yields on municipal securities have been computed on a tax equivalent basis. The federal income tax rate used was 35% for all years.
(2) Nonaccrual loan balances are included. Loan interest income computed on a tax equivalent basis using 35% for all years.
(3)      Includes loan fees that are not material.
(4) Net interest spread is the difference between the average rate of interest earned on interest earning assets and the average rate of interest expense on interest bearing liabilities.
(5) Net interest margin is net interest income divided by interest earning assets.

--------------------------------------------------------------------------------

         TABLE SEVENTEEN presents the changes in interest income and interest expense due to changes in volume and changes in rate for each of the two years ended December 31, 2000 and 1999.

TABLE SEVENTEEN
SUMMARY OF CHANGES IN NET INTEREST INCOME


-----------------------------------------------------------------------------------------------------------------------------------
  (In thousands)                                         2000 VS. 1999                                1999 VS. 1998
                                                  TOTAL           VARIANCE DUE TO:            TOTAL            VARIANCE DUE TO:
                                                 CHANGE        VOLUME          RATE (2)       CHANGE         VOLUME        RATE (2)
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
    Loans (1)                                   $ 41,036       $ 33,030       $  8,006       $ 16,827       $ 24,658       $(7,831)
    Investment securities (1)                      7,391          4,226          3,165          1,229          3,281        (2,052)
    Federal funds sold                              (857)          (785)           (72)        (2,090)        (2,154)           64
    Interest bearing deposits with banks             (22)           (50)            28            (35)           (30)           (5)
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL INTEREST INCOME                  47,548         36,421         11,127         15,931         25,755        (9,824)
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
    Interest bearing demand deposits               1,276            772            504            462          2,003        (1,541)
    Savings deposits                               3,352          1,515          1,837          1,466          2,140          (674)
    Time deposits                                 14,272         10,060          4,212         (1,992)         1,924        (3,916)
    Federal funds purchased and securities
        sold under an agreement to                 1,675           (121)         1,796          1,995          2,641          (646)
        repurchase
    Notes payable to the U.S. Treasury               197             73            124            (61)            (7)          (54)
    Advances from the Federal Home Loan
        Bank and other borrowings                  8,384          8,059            325            578            513            65
-----------------------------------------------------------------------------------------------------------------------------------
           TOTAL INTEREST EXPENSE                 29,156         20,358          8,798          2,448          9,214        (6,766)
-----------------------------------------------------------------------------------------------------------------------------------

            NET INTEREST INCOME                 $ 18,392       $ 16,063       $  2,329       $ 13,483       $ 16,541       $(3,058)
-----------------------------------------------------------------------------------------------------------------------------------

(1)      Taxable equivalent basis.

(2) Changes in interest income and interest expense not arising solely from rate or volume variances are allocated to the change due to volume and change due to rate in proportion to the relationship of the absolute amount of the change in each.
------------------------------------------------------------------------------

         TABLE EIGHTEEN below provides an analysis of the allowance for loan losses for the years ended December 31:

TABLE EIGHTEEN
SUMMARY OF LOAN LOSS EXPERIENCE
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                                          YEAR ENDED DECEMBER 31
                                                         2000          1999            1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------------
Beginning allowance for loan losses                 $   23,055     $   21,651     $    19,887      $   18,663     $    17,814
Additions through acquisitions                           4,323          1,857           1,137              --              --
Reduction through divestiture                               --             --              --              --          (1,334)
Charge-offs:
    Commercial                                             866            635             589             909           1,124
    Real estate                                            798            314             132             210              72
    Consumer                                             1,966          1,560           1,958           2,528           3,415
-----------------------------------------------------------------------------------------------------------------------------
       TOTAL CHARGE-OFFS                                 3,630          2,509           2,679           3,647           4,611
-----------------------------------------------------------------------------------------------------------------------------
Recoveries:
    Commercial                                             400            387             804             721           1,017
    Real estate                                            169            204             174             182             117
    Consumer                                               790            729             700             697             811
-----------------------------------------------------------------------------------------------------------------------------
       TOTAL RECOVERIES                                  1,359          1,320           1,678           1,600           1,945
-----------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries):
    Commercial                                             466            248            (215)            188             107
    Real estate                                            629            110             (42)             28             (45)
    Consumer                                             1,176            831           1,258           1,831           2,604
-----------------------------------------------------------------------------------------------------------------------------
       TOTAL NET CHARGE-OFFS                             2,271          1,189           1,001           2,047           2,666
-----------------------------------------------------------------------------------------------------------------------------
PROVISION FOR LOAN LOSSES                                2,523            736           1,628           3,271           4,849
-----------------------------------------------------------------------------------------------------------------------------

ENDING ALLOWANCE FOR LOAN LOSSES                    $   27,630     $   23,055     $    21,651      $   19,887     $    18,663
-----------------------------------------------------------------------------------------------------------------------------
Average loans for the year                          $1,915,731     $1,543,221     $ 1,256,499      $1,189,975     $ 1,123,900
Allowance as a percentage of year-end loans               1.43%          1.41%           1.53%           1.62%           1.63%
Allowance as a percentage of average loans                1.44%          1.49%           1.72%           1.67%           1.66%
Net charge-offs as a percentage of average loans          0.12%          0.08%           0.08%           0.17%           0.24%
Allowance as a percentage of
    non-performing loans                                 477.1%       1,114.8%          851.1%          501.9%          473.2%
-----------------------------------------------------------------------------------------------------------------------------

         TABLE NINETEEN presents the allowance for loan losses which has been allocated according to the amount deemed to be reasonably necessary to provide for losses within each category of loans and the percent of loans in each category to total loans. While this is an allocation, the allowance for loan losses can be used to absorb losses in any category.

TABLE NINETEEN
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                                   YEAR ENDED DECEMBER 31
                         2000                    1999                   1998                  1997                    1996
                ALLOWANCE   PERCENT    ALLOWANCE     PERCENT   ALLOWANCE    PERCENT   ALLOWANCE    PERCENT    ALLOWANCE   PERCENT
                 FOR LOAN  OF LOANS TO  FOR LOAN  OF LOANS TO   FOR LOAN  OF LOANS TO  FOR LOAN   OF LOANS TO  FOR LOAN OF LOANS TO
                  LOSSES   TOTAL LOANS   LOSSES   TOTAL LOANS   LOSSES    TOTAL LOANS   LOSSES    TOTAL LOANS   LOSSES  TOTAL LOANS
----------------------------------------------------------------------------------------------------------------------------------
Commercial       $ 9,921    42.36%     $ 6,567       35.58%      $ 6,553    35.62%      $ 6,226     29.10%      $ 4,212     27.30%
Real estate       10,070    43.18%       6,716       49.80%        6,459    50.79%        5,460     53.84%        5,160     53.76%
Consumer           2,283    14.46%       3,126       14.62%        3,850    13.59%        5,873     17.06%        5,546     18.94%
Unallocated        5,356      N/A        6,646         N/A         4,789      N/A         2,328       N/A         3,745      N/A
------------------------------------------------------------------------------------------------------------------------------------
ENDING
ALLOWANCE FOR
LOAN LOSSES      $27,630   100.00%     $23,055      100.00%      $21,651   100.00%      $19,887    100.00%      $18,663    100.00%
------------------------------------------------------------------------------------------------------------------------------------

         The carrying amount, maturities and average yields are summarized below in TABLE TWENTY.

TABLE TWENTY
MATURITIES AND AVERAGE YIELDS OF SECURITIES AS OF DECEMBER 31, 2000 AVAILABLE FOR SALE SECURITIES

-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                                    DECEMBER 31, 2000
                                                    AFTER ONE            AFTER FIVE
                           WITHIN ONE YEAR      THROUGH FIVE YEARS    THROUGH TEN YEARS       AFTER TEN YEARS           TOTAL
                          AMOUNT     YIELD      AMOUNT      YIELD     AMOUNT      YIELD      AMOUNT     YIELD      AMOUNT     YIELD
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury            $ 5,996     5.41%     $  5,041     6.33%     $    --       --      $    --       --      $ 11,037    5.83%
U.S. Government
    agencies              30,391     5.74%       90,424     6.89%       5,612     7.60%          --       --       126,427    6.64%
Obligations of states
    and political
    subdivisions (1)       8,297     7.41%        9,218     4.87%      13,848     5.37%      22,370     5.60%       53,735    5.69%
Mortgage-backed
    securities            21,933     9.39%      121,085     7.19%      47,895     7.45%       3,438     7.74%      194,349    7.51%
Equity securities             --       --            --       --           --       --       36,948     1.29%       36,948    1.29%
-----------------------------------------------------------------------------------------------------------------------------------

        TOTAL            $66,617     7.12%     $225,768     6.96%     $67,355     7.03%     $62,756     3.18%     $422,496    6.43%
-----------------------------------------------------------------------------------------------------------------------------------

HELD TO MATURITY SECURITIES
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except percentages)                                    DECEMBER 31, 2000
                                                    AFTER ONE            AFTER FIVE
                           WITHIN ONE YEAR      THROUGH FIVE YEARS    THROUGH TEN YEARS       AFTER TEN YEARS           TOTAL
                          AMOUNT     YIELD      AMOUNT      YIELD     AMOUNT      YIELD      AMOUNT     YIELD      AMOUNT     YIELD
-----------------------------------------------------------------------------------------------------------------------------------
Obligations of states
    and political
    subdivisions (1)     $ 6,565     6.47%     $ 16,186     5.80%     $41,173     5.43%     $63,425     5.35%     $127,349    5.49%
-----------------------------------------------------------------------------------------------------------------------------------

        TOTAL            $ 6,565     6.47%     $ 16,186     5.80%     $41,173     5.43%     $63,425     5.35%     $127,349    5.49%
-----------------------------------------------------------------------------------------------------------------------------------

(1)      Yield on tax-exempt securities is computed on a fully taxable-equivalent basis using a marginal income tax rate of 35%.
-----------------------------------------------------------------------------------------------------------------------------------

         Information relative to the average balances, average rates, year-end balances and the changes from 1999 to 2000 are presented below in TABLE TWENTY-ONE.

 TABLE TWENTY-ONE
 DEPOSIT INFORMATION

 -------------------------------------------------------------------------------
 (In thousands, except percentages)                                 AMOUNT/RATE
                                          2000           1999          CHANGE
 -------------------------------------------------------------------------------
 Non-Interest-Bearing Demand
     Average Balance                   $ 301,270       $ 243,277       $ 57,993
     Average Rate                            ---             ---            ---
     Year-End Balance                    332,588         264,951         67,637

 Interest-Bearing Demand
     Average Balance                     326,575         296,464         30,111
     Average Rate                          2.81%           2.66%          0.15%
     Year-End Balance                    341,076         294,705         46,371

 Savings Deposits
     Average Balance                     452,376         402,240         50,136
     Average Rate                          3.26%           2.83%          0.43%
     Year-End Balance                    427,531         397,927         29,604

 Time Deposits
     Average Balance                     983,730         795,624        188,106
     Average Rate                          5.49%           5.00%          0.49%
     Year-End Balance                  1,048,153         754,199        293,954

 Total Deposits
     Average Balance                   2,063,951       1,737,605        326,346
     Average Rate                          3.78%           3.40%          0.38%
     Year-End Balance                  2,149,349       1,711,782        437,567
 -------------------------------------------------------------------------------

The maturity of time deposits of $100,000 or more issued by AREA at December 31, 2000 is summarized in TABLE TWENTY-TWO below:

 TABLE TWENTY-TWO
 TIME DEPOSITS OF $100,000 OR MORE

 ---------------------------------------------------------------
 (In thousands)

 ---------------------------------------------------------------
 Three months or less                                  $ 102,718
 Over three through twelve months                        108,827
 Over twelve months                                       39,843
 ---------------------------------------------------------------

 TOTAL                                                 $ 251,388
 ---------------------------------------------------------------

       TABLE TWENTY-THREE provides information relative to federal funds purchased and securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings:

           TABLE TWENTY-THREE
           OTHER BORROWING INFORMATION
           ---------------------------------------------------------------------------------------------------
           (In thousands, except percentages)                                                    AMOUNT/RATE
                                                                        2000            1999        CHANGE
           ---------------------------------------------------------------------------------------------------
           Federal Funds Purchased and Securities
              Sold Under Agreements to Repurchase:
                Amount outstanding at December 31                    $147,627        $192,770      $(45,143)
                Maximum amount outstanding at any month-end           197,022         195,921          1,101
                Average amount outstanding during the year            147,929         150,639        (2,710)
                Weighted average interest rate during the year          5.62%           4.40%          1.22%

           Notes Payable to the U.S. Treasury:
                Amount outstanding at December 31                       7,847          14,934        (7,087)
                Maximum amount outstanding at any month-end            24,329          22,878          1,451
                Average amount outstanding during the year              8,621           6,875          1,746
                Weighted average interest rate during the year          6.10%           4.79%          1.31%

           Advances from the Federal Home Loan Bank
              and Other Borrowings:
                Amount outstanding at December 31                     146,105         130,345       (15,760)
                Maximum amount outstanding at any month-end           144,164         130,345         13,819
                Average amount outstanding during the year            186,820          68,217        118,603
                Weighted average interest rate during the year          6.81%           6.36%          0.45%
           ---------------------------------------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

         The accompanying consolidated financial statements and related notes of AREA Bancshares Corporation were prepared by management in conformity with accounting principles generally accepted in the United States of America. Management is responsible for the integrity and fair presentation of these financial statements.

         Management has in place an internal accounting control system designed to safeguard corporate assets from material loss or misuse and to ensure that all transactions are first properly authorized and then recorded in the AREA's records. The internal control system includes an organizational structure that provides appropriate delegation of authority and segregation of duties, established policies and procedures, and comprehensive internal audit and loan review programs. Management believes that this system provides assurance that the Corporation's assets are adequately safeguarded and that its records, which are the basis for the preparation of all financial statements, are reliable.

         The Audit Committee of the Board of Directors consists solely of directors who are not employees of AREA Bancshares Corporation or its subsidiaries. During 2000, the Audit Committee met six times with internal auditors, the independent accountants, and representatives of senior management to discuss the results of examinations and to review their activities to ensure that each is properly discharging its responsibilities. The internal auditors and independent accountants have direct and unrestricted access to this committee at all times.

         The Corporation's consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. Its Report of Independent Accountants, which is based on an audit made in accordance with generally accepted auditing standards, expresses an opinion as to the fair presentation of the consolidated financial statements. In performing its audit, KPMG LLP considers the Corporation's internal control structure to the extent it deems necessary in order to issue its opinion on the consolidated financial statements.




   /s/ Thomas R. Brumley                       /s/ Edward J. Vega                  /s/ Gary R. White
  -------- ---------------------               -------------------------           -----------------------------
   President and Chief Operating               Senior Vice President and           Vice President and Controller
   Officer                                     Chief Financial Officer






         Thomas R. Brumley                           Edward J. Vega                       Gary R. White
President and Chief Executive Officer           Senior Vice President and          Vice President and Controller
                                                Chief Financial Officer

KPMG





INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
AREA Bancshares Corporation:

         We have audited the accompanying consolidated balance sheets of AREA Bancshares Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AREA Bancshares Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP



Louisville, Kentucky
February 2, 2001

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                           DECEMBER 31, 2000 AND 1999
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                     2000               1999
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $   118,951        $    98,598
Interest-bearing deposits with banks                                                   4,775              6,010
Federal funds sold                                                                     1,215                 --
Securities:
     Available for sale (amortized cost of $395,196 and $ 325,884)                   422,496            363,627
     Held to maturity (fair value of $131,664 and $129,028)                          127,349            129,089
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL SECURITIES                                                           549,845            492,716
----------------------------------------------------------------------------------------------------------------------------------
Mortgage loans held for sale                                                           7,199              8,682

Loans, net of unearned discount                                                    1,935,946          1,631,396
     Less allowance for loan losses                                                   27,630             23,055
----------------------------------------------------------------------------------------------------------------------------------
          NET LOANS                                                                1,908,316          1,608,341
----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                           49,991             44,986
Goodwill and other intangible assets                                                  63,945             32,969
Other assets                                                                          64,233             48,219
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                           $ 2,768,470        $ 2,340,521
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                                   $   332,588        $   264,951
   Interest-bearing demand                                                           341,076            294,705
   Savings                                                                           427,531            397,927
   Certificates of deposit of $100,000 or more                                       251,388            180,964
   Other time                                                                        796,766            573,235
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL DEPOSITS                                                            2,149,349          1,711,782
----------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase           147,627            192,770
Notes payable to the U.S. Treasury                                                     7,847             14,934
Advances from the Federal Home Loan Bank                                              82,622            130,210
Other borrowings                                                                      63,483                135
Accrued expenses and other liabilities                                                30,903             23,726
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                          2,481,831          2,073,557
----------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 500,000 shares; none issued                     --                 --
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding December 31, 2000, 24,317,568;
     December 31, 1999, 16,512,809                                                    37,231             28,449
Paid-in capital                                                                       35,632             35,632
Retained earnings                                                                    196,758            178,911
Accumulated other comprehensive income                                                17,328             24,522
ESOP and MRP loan obligations                                                             --                (95)
Deferred compensation on restricted stock                                               (310)              (455)
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL SHAREHOLDERS' EQUITY                                                   286,639            266,964
----------------------------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 2,768,470        $ 2,340,521
----------------------------------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------------
                                                                      2000           1999            1998
----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Loans, including fees                                          $171,719       $130,682       $113,857
     Interest-bearing deposits with banks                                341            363            398
     Federal funds sold                                                  123            980          3,070
     Taxable securities                                               24,428         19,221         18,652
     Tax exempt securities                                             9,476          7,999          7,599
----------------------------------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                                      206,087        159,245        143,576
----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
     Deposits                                                         77,935         59,035         59,099
     Federal funds purchased and securities sold under
         agreements to repurchase                                      8,307          6,632          4,640
     Advances from the Federal Home Loan Bank                          8,172          3,927          3,517
     Other borrowings                                                  5,080            744            634
----------------------------------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                                      99,494         70,338         67,890
----------------------------------------------------------------------------------------------------------
          NET INTEREST INCOME                                        106,593         88,907         75,686

Provision for loan losses                                              2,523            736          1,628
----------------------------------------------------------------------------------------------------------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        104,070         88,171         74,058
----------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
     Commissions and fees on fiduciary activities                      5,898          5,322          4,852
     Service charges on deposit accounts                              12,914          9,374          7,548
     Other service charges, commissions and fees                       7,749          5,916          6,283
     Security gains (losses), net                                     15,279         21,283            108
     Gains on sales of loans, net                                      1,021          1,266          3,404
     Other non-interest income                                         2,233          2,884            410
----------------------------------------------------------------------------------------------------------
          TOTAL NON-INTEREST INCOME                                   45,094         46,045         22,605
----------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
     Salaries and employee benefits                                   40,469         35,340         30,935
     Net occupancy expense                                             6,295          5,390          4,117
     Furniture and equipment expense                                   7,235          6,162          4,273
     Federal deposit insurance                                           405            303            253
     Data processing expense                                           5,915          5,293          4,062
     Amortization of intangibles                                       6,799          3,567          2,860
     Other non-interest expenses                                      25,173         23,073         18,241
----------------------------------------------------------------------------------------------------------
          TOTAL NON-INTEREST EXPENSES                                 92,291         79,128         64,741
----------------------------------------------------------------------------------------------------------

     Income before income tax expense                                 56,873         55,088         31,922
     Income tax expense                                               19,140         16,829          9,296
----------------------------------------------------------------------------------------------------------
          NET INCOME                                                $ 37,733       $ 38,259       $ 22,626
----------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE:
          BASIC                                                     $   1.54       $   1.52       $   0.97
----------------------------------------------------------------------------------------------------------
          DILUTED                                                   $   1.53       $   1.50       $   0.95
----------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    ESOP      DEFERRED
                                                                                    ACCUMULATED     AND     COMPENSATION
                                                  COMMON                               OTHER        MRP          ON
                                     COMMON       STOCK-      PAID-IN    RETAINED  COMPREHENSIVE    LOAN     RESTRICTED
                                  STOCK-SHARES    AMOUNT      CAPITAL    EARNINGS      INCOME    OBLIGATIONS   STOCK       TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997         15,576,916     $24,254     $35,632     $126,104     $11,508     $(337)     $(612)     $196,549

Net income                                                                  22,626                                         22,626
Cash dividends declared ($0.155
   per share)                                                               (2,420)                                        (2,420)
Repurchase of common stock             (3,000)         (5)                     (76)                                           (81)
Stock options exercised,
   including tax benefits              92,238         143                    1,145                                          1,288
Amortization of deferred
   compensation on
   restricted stock                                                                                             100           100
Net restricted stock issued             3,575           5                       95                             (100)           --
Repayment of ESOP and MRP
   loan obligations                                                                                  121                      121
Change in other accumulated
   comprehensive income (loss),
   net of tax                                                                           20,030                             20,030
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998         15,669,729      24,397      35,632      147,474      31,538      (216)      (612)      238,213

Net income                                                                  38,259                                         38,259
Cash dividends declared ($0.20
   per share)                                                               (3,355)                                        (3,355)
Common Stock Issued                 1,299,969       4,845                    8,784                                         13,629
Repurchase of common stock           (564,994)       (979)                 (13,468)                                       (14,447)
Stock options exercised,
   including tax benefits             110,832         190                    1,270                                          1,460
Amortization of deferred
   compensation on
   restricted stock                                                                                             100           100
Net restricted stock forfeited         (2,727)         (4)                     (53)                              57            --
Repayment of ESOP and MRP
   loan obligations                                                                                  121                      121
Change in other accumulated
   comprehensive income (loss),
   net of tax                                                                           (7,016)                            (7,016)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999         16,512,809      28,449      35,632      178,911      24,522       (95)      (455)      266,964

Net income                                                                  37,733                                         37,733
Cash dividends declared ($0.162
   per share)                                                               (3,954)                                        (3,954)
3-for-2 stock split                 8,105,856       9,307                   (9,307)                                            --
Repurchase of common stock           (502,606)       (869)                  (9,611)                                       (10,480)
Stock options exercised,
including tax benefits                202,859         346                    3,005                                          3,351
Amortization of deferred
   compensation on
   restricted stock                                                                                             124           124
Net restricted stock forfeited         (1,350)         (2)                     (19)                              21            --
Repayment of ESOP and MRP
   loan obligations                                                                                   95                       95
Change in other accumulated
   comprehensive income(loss),
   net of tax                                                               (7,194)                            (7,194)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000         24,317,568     $37,231     $35,632     $196,758     $17,328        --      $(310)     $286,639
---------------------------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                             (AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                    2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                  $   37,733       $   38,259       $   22,626
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Provision for loan losses                                                   2,523              736            1,628
          Depreciation, amortization and accretion, net                              14,879            6,345            6,921
          Securities gains, net                                                     (15,279)         (21,283)            (108)
          Realized tax benefit on exercise of stock options                           1,162              785               --
          Gain on sales of loans, net                                                (1,021)          (1,266)          (3,404)
          Deferred income taxes                                                      (3,459)          (1,737)             225
          Proceeds from sales of trading account securities                              --               --           19,760
          Proceeds from maturities of trading account securities                         --               --           99,994
          Purchases of trading account securities                                        --               --          (73,870)
          Purchases and origination of mortgage loans held for sale                  (4,968)          (6,983)        (172,047)
          Proceeds from sales of mortgage loans held for sale                        49,611          113,038          168,473
          Other, net                                                                 (8,980)           2,730           (1,559)
-----------------------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                               76,244          130,624           68,639
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
          Net (increase) decrease in interest-bearing deposits with banks             1,235            2,424           (2,630)
          Net (increase) decrease in federal funds sold                              26,035           36,128           27,780
          Proceeds from sales of securities available for sale                       72,584           14,371           15,934
          Proceeds from maturities and calls of securities available for sale       149,729          301,958          296,322
          Proceeds from maturities and calls of securities held to maturity          11,516            9,983            9,439
          Purchases of securities available for sale                               (173,239)        (301,031)        (275,905)
          Purchases of securities held to maturity                                  (11,563)         (16,782)          (8,475)
          Loans sold (originated), net of principal collected                      (133,964)        (223,553)        (114,765)
          Purchases of premises and equipment, net                                   (6,809)          (8,967)         (14,648)
          Proceeds from sales of other real estate owned                                 --            3,119              905
          Proceeds from sale of premises and equipment                                  294              531               79
          Proceeds from sales of loans                                                   --               --           13,568
          Purchase of banks, net of cash and due from banks                         (52,513)           7,249          (32,663)
-----------------------------------------------------------------------------------------------------------------------------
             NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (116,695)        (174,570)         (85,059)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Increase (decrease) in deposits                                           120,165         (126,281)         146,138
          Increase (decrease) in federal funds purchased and securities sold
              under agreements to repurchase                                        (46,113)          78,172          (44,214)
          Increase in notes payable to the U.S. Treasury                             (7,087)          13,880          (18,527)
          Increase (decrease) in advances from the Federal Home Loan Bank           (50,111)          87,075          (43,027)
          Net borrowings under revolving line of credit                              58,400          (15,550)          15,550
          Repayment of long-term debt                                                  (613)             (10)             (11)
          Proceeds from issuance of common stock and stock options exercised            597              405            1,288
          Repurchase of common stock                                                (10,480)         (14,447)             (81)
          Cash dividends paid                                                        (3,954)          (3,354)          (2,420)
-----------------------------------------------------------------------------------------------------------------------------
             NET CASH PROVIDED IN FINANCING ACTIVITIES                               60,804           19,890           54,696
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and due from banks                                       20,353          (24,056)          38,276
Cash and due from banks, beginning of year                                           98,598          122,654           84,378
-----------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS, END OF YEAR                                             $  118,951       $   98,598       $  122,654
-----------------------------------------------------------------------------------------------------------------------------
Cash flow information:
          Income tax payments                                                    $   18,982       $   17,779       $    9,900
          Interest payments                                                      $   93,643       $   70,384       $   68,838
Non-cash transactions:
          Loans transferred to other assets                                      $    2,661       $    1,563       $      483

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                             (AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                     2000             1999            1998
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                       $   37,733       $   38,259       $   22,626

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period                1,614            6,818           20,100
           Less reclassification adjustment for gains included in net income          8,808           13,834               70
-----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                           (7,194)          (7,016)          20,030
-----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                             $   30,539       $   31,243       $   42,656
-----------------------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of AREA Bancshares Corporation (the "Corporation") and its wholly owned subsidiaries, AREA Bank and subsidiary, AREA Trust, The Vine Street Trust Company and its principal subsidiary, Vine Street Financial, Inc., and AREA Services, Inc., a wholly owned non-bank subsidiary. The Corporation and its subsidiaries are primarily engaged in commercial and personal banking services and the consumer finance business throughout the Commonwealth of Kentucky. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates. Generally accepted accounting principles also require disclosure of contingent assets and liabilities at the date of the financial statements. Material estimates that are particularly susceptible to significant change in the near-term are related to the determination of the allowance for loan losses.

SECURITIES

         Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities and valued at fair value with unrealized gains and losses included in earnings.

         Securities classified as available for sale, which are reported at fair value with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity, include all securities not classified as trading account securities or securities held to maturity. These include securities used as part of the Corporation's asset/liability strategy which may be sold in response to changes in interest rates, repayment risk, the need or desire to increase capital, and other similar factors. Gains or losses on sales of securities available for sale are recognized at the time of sale, based upon the specific identification of the security sold, and are included in non-interest income in the consolidated statements of income.

         Securities held to maturity are those securities which management has the intent and ability to hold to maturity, and are stated at amortized cost.

         Amortization of premiums and discounts are recorded by a method which approximates a level yield, unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of such security is written down to fair value and the amount of the write-down is included in earnings.

MORTGAGE LOANS HELD FOR SALE

         Mortgage loans held for sale are stated at the lower of aggregate cost or market value.

LOANS

         Loans are stated at unpaid principal, reduced by unearned discount. Interest income on discount-basis loans is recognized using a method which approximates the interest method. Interest on all other loans is recognized using the interest method on principal amounts outstanding during the period. The recognition of interest income on loans is discontinued at the earlier of 90 days or when, in the opinion of management, the collection of principal or interest is doubtful. Interest received on non-accrual loans is either applied to principal or recorded as interest income according to management's judgment as to collectibility of principal. A non-accrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

         Impaired loans are measured based on the present value of future cash flows discounted at the loan's contractual interest rate or fair value of the collateral if the loan is collateral dependent. The Corporation does not apply the impairment criteria to individual loans which are part of a large group of smaller-balance homogeneous loans, such as residential mortgage and consumer loans. Such loans are collectively evaluated for impairment.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level considered by management to be adequate to provide for loan losses inherent in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual credits, recent loss experience, current economic conditions and such other factors, which in management's judgment deserve current recognition in estimating loan losses. The allowance is increased by the provision for loan losses and reduced by net charge-offs.

PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation and amortization, which are computed on either the straight-line or declining-balance methods over the estimated useful lives of the assets. Gains or losses on disposition are reflected in current earnings. Maintenance and repairs are charged to expense as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

         The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $52,961,000 and $30,007,000 net of accumulated amortization as of December 31, 2000 and 1999, respectively, is being amortized over a 10-20 year period on a straight-line basis. Other intangible assets consist primarily of the value of purchased core deposits of approximately $10,421,000 and $2,249,000, net of accumulated amortization as of December 31, 2000 and 1999, respectively, which is being amortized by an accelerated method over ten years. The Corporation assesses impairment of goodwill and other intangible assets by comparing their carrying amounts to the projected undiscounted future net cash flows. Based on this assessment, the Corporation determined that there was no impairment of intangible assets as of December 31, 2000 and 1999.

         In addition to the intangibles described above, which were the result of acquisitions accounted for using the purchase method of accounting, the Corporation also had $2,115,000 as of December 31, 2000 and $2,140,000 as of December 31, 1999 of originated and purchased mortgage servicing rights which are being amortized over the lives of the related mortgages and are included in other assets in the consolidated balance sheet.

OTHER ASSETS

         Included in other assets is real estate acquired in settlement of loans, which is carried at the lower of cost or fair value, net of selling costs. Fair value is the amount that the Corporation could reasonably expect to receive for these assets in a sale between a willing buyer and a willing seller. Any write-downs to fair value at the date of acquisition are charged to the allowance for loan losses. Costs relating to holding real estate acquired in settlement of loans are charged to expense as incurred.

INTEREST RATE SWAPS

         The Corporation uses interest rate swaps to assist in the management of its sensitivity to interest rate risk. These off-balance-sheet financial instruments are employed to hedge the inherent interest rate risk of specific on-balance-sheet assets or liabilities, rather than for speculative trading. Interest income and expense for each interest rate swap contract is accrued over the term of the agreement as an adjustment to the yield of the related asset or liability. Similarly, transaction fees are deferred and amortized over the lives of the agreements. The fair value of the interest rate swaps is not included in the financial statements.

NET INCOME PER COMMON SHARE

         Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive options, assuming proceeds are used to repurchase shares pursuant to the treasury stock method.

STATEMENTS OF CASH FLOWS

         For purposes of the consolidated statements of cash flows, the Corporation considers all cash and non-interest-bearing deposits with banks to be cash equivalents.

SEGMENT INFORMATION

         The Corporation's operations are managed as two major business segments: (1) commercial and retail banking and (2) trust. The commercial and retail banking segment provides traditional commercial and retail banking products and services to individual consumers and small- to medium-size businesses. The trust segment provides investment management, personal trust services and employee benefit administration services. NOTE 21 below provides additional information regarding these segments of the Corporation.

2. BUSINESS COMBINATIONS

         During April 1998, the Corporation completed the sale of substantially all of the assets of ABC Credit Corporation, a wholly-owned consumer finance company. The Corporation recorded a pre-tax gain of approximately $2,068,000 in connection with this sale which is included in gains on sales of loans in the accompanying consolidated statements of income.

         In August 1998, the Corporation acquired certain assets and liabilities from NationsBank of Kentucky, N.A. for cash of approximately $36,833,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of the Corporation include the income and expense from these assets and liabilities from the date of acquisition.

         During January 1999, AREA consummated a merger with Peoples Bancorp of Winchester, Inc. of Winchester, Kentucky. This transaction was accounted for as a pooling-of-interests, however prior years financial statements were not restated as a result of Peoples' relative size to that of AREA.

         On January 31, 2000, the Corporation acquired Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky ("Western Kentucky Group") for cash of approximately $77,750,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of the Corporation include the income and expense from these banking companies from the date of acquisition.

         The aggregate fair value of net assets acquired from the Western Kentucky Group included the following:

               --------------------------------------
               IN THOUSANDS
               --------------------------------------
               Cash and due from banks      $  25,237
               Federal funds sold              27,250
               Securities                     101,144
               Loans, net                     213,849
               Premises and equipment           4,722
               Other assets                     7,934
               Deposits                      (317,402)
               Borrowed funds                  (8,700)
               Other liabilities               (2,709)
               --------------------------------------
                   NET ASSETS ACQUIRED      $  51,325
               --------------------------------------

         The following pro forma combined financial data gives effect to the January 31, 2000 acquisition of the Western Kentucky Group as if it had been consummated on January 1, 1999. The pro forma combined financial data provided includes the impact of goodwill amortization and the reduction in net interest income due to interest on $77,500,000 of borrowings used to finance the Western Kentucky Group acquisition. There is no estimate of potential cost savings included in the following table:

               -----------------------------------------------------------------
                                                               FOR THE YEAR
                                                             ENDED DECEMBER 31
               IN THOUSANDS EXCEPT PER SHARE DATA         2000              1999
               -----------------------------------------------------------------
               Net interest income                      $107,299        $ 97,679
               Provision for loan losses                   2,523           2,184
               Non-interest income                        45,309          48,814
               Non-interest expenses                      93,420          91,981
               Income tax expense                         19,073          15,882
               -----------------------------------------------------------------

               Net income                               $ 37,592        $ 36,446
               -----------------------------------------------------------------
               Diluted earnings per share               $   1.53        $   1.43
               -----------------------------------------------------------------

3. STOCK SPLIT

         During November 2000, AREA's Board of Directors declared a 3-for-2 stock split of AREA's common stock, payable in December 2000. The stock split resulted in the issuance of 8,105,856 shares of common stock along with a corresponding capitalization of $9,307,000 of retained earnings. All references to the number of shares (other than common stock issued or outstanding and dividends per share on the 1999 Consolidated Balance Sheet and the 1998 and 1999 Consolidated Statements of Stockholders' Equity), per share amounts, cash dividends and any other references to shares in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options and restricted stock awards have been adjusted to reflect the split.

4. SECURITIES

Securities Available for Sale

         The amortized cost, gross unrealized gains and losses, and approximate fair value of securities available for sale at December 31, 2000 and 1999, are shown as follows:

            ---------------------------------------------------------------------------------------------------------------
            DECEMBER 31, 2000                                    AMORTIZED        UNREALIZED      UNREALIZED        FAIR
            IN THOUSANDS                                           COST             GAINS           LOSSES          VALUE
            ---------------------------------------------------------------------------------------------------------------
            U.S. Treasury and Federal agencies                   $136,155          $  1,548          $240          $137,463
            Obligations of states and political subdivisions       52,737             1,198           200            53,735
            Mortgage-backed securities                            190,520             4,045           215           194,350
            Equity and other securities                            15,784            21,164            --            36,948
            ---------------------------------------------------------------------------------------------------------------
              TOTALS                                             $395,196          $ 27,955          $655          $422,496
            ---------------------------------------------------------------------------------------------------------------
            ---------------------------------------------------------------------------------------------------------------
            DECEMBER 31, 1999                                    AMORTIZED        UNREALIZED      UNREALIZED        FAIR
            IN THOUSANDS                                           COST             GAINS           LOSSES          VALUE
            ---------------------------------------------------------------------------------------------------------------
            U.S. Treasury and Federal agencies                   $206,729          $     43         $2,325         $204,447
            Obligations of states and political subdivisions       24,083               115            379           23,819
            Mortgage-backed securities                             72,941               221          1,026           72,136
            Equity and other securities                            22,131            41,435            341           63,225
            ---------------------------------------------------------------------------------------------------------------
              TOTALS                                             $325,884          $ 41,814         $4,071         $363,627
            ---------------------------------------------------------------------------------------------------------------

         Gross gains of approximately $17,400,000, $21,306,000, and $113,000 and gross losses of approximately $2,143,000, $23,000 and $15,000 were realized on sales of securities available for sale in 2000, 1999, and 1998, respectively.

Securities Held to Maturity

         The amortized cost, gross unrealized gains and losses, and approximate fair value of securities held to maturity at December 31, 2000 and 1999, are as follows:

            -----------------------------------------------------------------------------------------------------------------
            DECEMBER 31, 2000                                      AMORTIZED       UNREALIZED      UNREALIZED         FAIR
            IN THOUSANDS                                             COST            GAINS           LOSSES           VALUE
            -----------------------------------------------------------------------------------------------------------------
            Obligations of states and political subdivisions       $127,349          $  4,341          $ 26          $131,664
            -----------------------------------------------------------------------------------------------------------------
            -----------------------------------------------------------------------------------------------------------------
            DECEMBER 31, 1999                                      AMORTIZED        UNREALIZED      UNREALIZED        FAIR
            IN THOUSANDS                                             COST             GAINS           LOSSES          VALUE
            -----------------------------------------------------------------------------------------------------------------
            Obligations of states and political subdivisions       $129,089          $  2,015          $2,076        $129,028
            -----------------------------------------------------------------------------------------------------------------

Contractual Maturities

         The amortized cost and approximate fair value of securities at December 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

          ---------------------------------------------------------------------------------------------------------------------
                                                                       SECURITIES                           SECURITIES
                                                                   AVAILABLE FOR SALE                    HELD TO MATURITY
                                                                AMORTIZED           FAIR            AMORTIZED            FAIR
          IN THOUSANDS                                             COST             VALUE              COST              VALUE
          ---------------------------------------------------------------------------------------------------------------------
          Due in one year or less                                $ 44,525          $ 44,683          $  6,565          $  6,944
          Due after one year through five years                   103,466           104,684            16,186            16,725
          Due after five years through ten years                   18,844            19,460            41,173            42,914
          Due after ten years                                      22,057            22,372            63,425            65,081
          Equity securities                                        15,784            36,948                --                --
          ---------------------------------------------------------------------------------------------------------------------
          Mortgage-backed securities                              190,520           194,350                --                --
          ---------------------------------------------------------------------------------------------------------------------
              TOTALS                                             $395,196          $422,497          $127,349          $131,664
          ---------------------------------------------------------------------------------------------------------------------

         Securities with a par value of approximately $366,556,000 and $244,627,000 at December 31, 2000 and 1999, respectively, were pledged to secure public and trust deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

5. LOANS

         Loans are summarized as follows:

          ---------------------------------------------------------------------------------------
                                                                             DECEMBER 31
          IN THOUSANDS                                                2000                1999
          ---------------------------------------------------------------------------------------
          Commercial, financial and agricultural                   $  820,160          $  580,521
          Real estate-construction                                     99,623              64,798
          Real estate-mortgage                                        736,240             747,515
          Installment and other, net of unearned discount             279,923             238,562
          ---------------------------------------------------------------------------------------
              TOTALS                                               $1,935,946          $1,631,396
          ---------------------------------------------------------------------------------------

         The maturity dates of loans are as follows:

         -------------------------------------------------------------------------------------------------------------
         DECEMBER 31, 2000
                                                                           DUE AFTER ONE
                                                             DUE IN ONE     YEAR THROUGH    DUE AFTER
         IN THOUSANDS                                       YEAR OR LESS     FIVE YEARS     FIVE YEARS        TOTAL
         -------------------------------------------------------------------------------------------------------------
         Commercial, financial and agricultural              $  628,453       $183,028       $  8,679       $  820,160
         Real estate-construction                                60,945         22,541         16,137           99,623
         All other loans                                        654,268        356,177          5,718        1,016,163
         -------------------------------------------------------------------------------------------------------------
         TOTALS                                              $1,343,666       $561,746       $ 30,534       $1,935,946
         -------------------------------------------------------------------------------------------------------------

         Commercial, financial, real estate construction and agricultural loans with maturities over one year at December 31, 2000 are summarized below based on contractual rates of interest:

                    ------------------------------------------------------------------------------
                                                                                      DECEMBER 31
                    IN THOUSANDS                                                          2000
                    ------------------------------------------------------------------------------
                    Maturities over one year with variable rates of interest            $ 32,123
                    Maturities over one year with fixed rates of interest                198,262
                    ------------------------------------------------------------------------------
                        TOTAL                                                           $230,385
                    ------------------------------------------------------------------------------

         The principal amount of loans serviced for the benefit of others at December 31, 2000 and 1999 totaled approximately $347,801,000 and $318,548,000, respectively.

         The principal amount of nonaccrual loans at December 31, 2000, 1999 and 1998 totaled approximately $4,036,000, $1,078,000 and $1,787,000, respectively.
Interest that would have been recorded if all such loans were current in accordance with their original terms was approximately $293,000, $103,000 and $153,000 in 2000, 1999, and 1998, respectively. The amount of interest income that was recorded for such loans was approximately $231,000, $22,000 and $17,000 in 2000, 1999, and 1998, respectively.

         Information regarding impaired loans follows:

           -------------------------------------------------------------------------------------------------
           IN THOUSANDS                                                     2000          1999         1998
           -------------------------------------------------------------------------------------------------
           Recorded investment                                            $ 5,656       $ 3,794      $ 5,283
           Impaired loans with valuation allowance                          4,837         3,039        3,368
           Amount of valuation allowance                                    1,422         1,062          598
           Amount of impaired loans without valuation allowance               819           755        1,914
           Average recorded investment                                      4,725         4,211        5,765
           Interest recognized during period of impairment                    423           357          541
           -------------------------------------------------------------------------------------------------

         The Corporation recognized interest income on impaired loans using two methods of accounting. Interest received on non-accrual loans is either applied to principal or recorded as interest income according to management's judgement as to collectability of principal while all other impaired loans use the accrual basis method. Under the cash basis method, cash interest payments are recorded as income, limited to that amount that would have been recognized on the recorded investment at the contractual interest rate.

6. ALLOWANCE FOR LOAN LOSSES

         An analysis of changes in the allowance for loan losses follows:

       ----------------------------------------------------------------------------------------------------------
                                                                                  YEAR ENDED DECEMBER 31
       IN THOUSANDS                                                        2000            1999            1998
       ----------------------------------------------------------------------------------------------------------
       Balance at beginning of year                                       $23,055         $21,651         $19,887
       Effect of business combinations and asset dispositions               4,323           1,857           1,137
       Provision for loan losses                                            2,523             736           1,628
       Loans charged off                                                    3,630           2,509           2,679
       Recoveries of loans previously charged off                           1,359           1,320           1,678
       ----------------------------------------------------------------------------------------------------------
           BALANCE AT END OF YEAR                                         $27,630         $23,055         $21,651
       ----------------------------------------------------------------------------------------------------------

7. PREMISES AND EQUIPMENT

         A summary of premises and equipment follows:

                 ------------------------------------------------------------------------------------
                                                                                      DECEMBER 31
                 IN THOUSANDS                                                       2000        1999
                 ------------------------------------------------------------------------------------
                 Bank premises                                                    $50,124     $41,090
                 Furniture and equipment                                           46,579      38,522
                 Leasehold improvements                                             2,330       3,890
                 ------------------------------------------------------------------------------------
                                                                                   99,033      83,502
                 Less accumulated depreciation and amortization                    49,042      38,516
                 ------------------------------------------------------------------------------------
                     TOTALS                                                       $49,991     $44,986
                 ------------------------------------------------------------------------------------

8. OTHER REAL ESTATE OWNED

         Other real estate owned (OREO) includes properties that the Corporation's subsidiaries have taken title in full or partial satisfaction of repayment obligations. At December 31, 2000 and 1999, OREO aggregated approximately $1,966,000 and $203,000, respectively. Gains on the sale of OREO totaled $49,000 and $1,093,000 in 2000 and 1999, respectively.

9. DEPOSITS

         Interest expense on certificates of deposit of $100,000 or more was approximately $11,973,000, $8,605,000, and $8,269,000 for 2000, 1999 and 1998,
respectively.

         At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

                        ---------------------------------------------------------------------
                                                                                  DECEMBER 31
                        IN THOUSANDS                                                 2000
                        ---------------------------------------------------------------------
                        Year of maturity
                             2001                                                  $  866,306
                             2002                                                     124,005
                             2003                                                      37,211
                             2004                                                       9,343
                             2005                                                       9,278
                             2006 and thereafter                                        2,011
                        ---------------------------------------------------------------------
                                  TOTAL                                            $1,048,154
                        ---------------------------------------------------------------------

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Information pertaining to securities sold under agreements to repurchase follows:

         ----------------------------------------------------------------------------------------------
                                                                           DECEMBER 31
         IN THOUSANDS, EXCEPT PERCENTAGES                      2000             1999            1998
         ----------------------------------------------------------------------------------------------
         Amount outstanding at December 31                  $ 132,592        $ 118,408        $ 111,441
         Average amount outstanding during the year           121,560          114,374           93,067
         Maximum amount outstanding at any month-end          132,592          125,008          111,441
         Weighted average interest rate:
             As of year-end                                      3.56%            2.89%            3.11%
             Paid during year                                    5.23%            4.20%            4.80%
         ----------------------------------------------------------------------------------------------

         The Corporation has repurchase agreements where the collateral remains under its control, as well as agreements where the counterparty maintains control of the collateral.

11. ADVANCES FROM THE FEDERAL HOME LOAN BANK

         The Banks are members of the Federal Home Loan Bank of Cincinnati ("FHLB") and, accordingly, are eligible to borrow from the FHLB. The Banks pledge FHLB stock and certain first mortgage loans as collateral for these advances. The aggregate balance of these mortgages must equal 150% of the outstanding advances. Certain information with respect to the outstanding advances from the FHLB is summarized below:

           -------------------------------------------------------------------------------------
                                                 DECEMBER 31, 2000           DECEMBER 31, 1999
                                                             WEIGHTED                   WEIGHTED
                                                              AVERAGE                    AVERAGE
                                                             INTEREST                   INTEREST
           IN THOUSANDS, EXCEPT PERCENTAGES     AMOUNT         RATE        AMOUNT         RATE
           -------------------------------------------------------------------------------------
           Year of maturity
               2000                            $    --           --      $  94,726         5.84%
               2001                             60,923         6.36%        12,322         6.44%
               2002                              4,363         6.18%         4,434         6.18%
               2003                              2,668         6.34%         2,765         6.31%
               2004                              2,231         6.55%         2,280         6.53%
               2005-2009                         7,570         7.44%        11,037         7.48%
               2010-2014                         2,629         6.49%         1,637         6.97%
               2015 and thereafter               2,238         6.56%         1,009         7.12%
           ------------------------------------------------------------------------------------
                   TOTALS                      $82,622         6.46%     $ 130,210         6.09%
           ------------------------------------------------------------------------------------

         Scheduled principal repayments on advances from the FHLB at December 31, 2000 are approximately $64,050,000, $7,293,000, $2,080,000, $277,000,
$1,305,000 for 2001 through 2005, respectively, and $7,617,000 thereafter.

12. OTHER BORROWINGS

         Other borrowings consist of the following:

             -----------------------------------------------------------------------------------------------
                                                                                           DECEMBER 31
                                                                                       2000          1999
             -----------------------------------------------------------------------------------------------
             Revolving credit $75,000,000 promissory note dated April 1, 1993 at a varying rate of interest equal to the lesser of prime or the adjusted LIBOR rate plus 0.50% with a final maturity of
             June 30, 2001. The rate on December 31, 2000 was 7.06%.                $58,400,000     $     --

             Promissory note, dated March 27, 1991, at a varying rate of interest equal to AREA Bank's one-year certificate of deposit rate adjusted annually, payable in annual installments of $10,269 plus interest with a final maturity of April 1, 2003. The interest
             rate on December 31, 2000 was 4.65%.                                        30,000       40,000

             Cardinal Bancshares, Inc. Affiliates' Employee Stock Ownership
             (ESOP) note payable to a bank in annual principal installments of
             $94,875 through December 2000. Interest is payable at the prime
             rate.                                                                           --       95,000

             Promissory notes, dated May 1997 at 8.00% fixed rate of interest.
             $331,000 payable in September 2001.                                        331,000           --

             Promissory notes, dated May 1997 at 8.00% fixed rate of interest.
             $1,454,000 payable in three annual installments each April through April 2003 and $3,268,000 payable in a single
             installment in April 2003.                                               4,722,000           --
             -----------------------------------------------------------------------------------------------
                     TOTALS                                                         $63,483,000     $135,000
             -----------------------------------------------------------------------------------------------

         In addition to the other borrowings listed above, the Corporation has a revolving promissory note of $5,000,000 dated June 11, 1996 at a varying rate of interest equal to the lesser of prime or the adjusted LIBOR rate plus 0.50% with a final maturity of June 1, 2001. As of December 31, 2000 and 1999 the Corporation had no outstanding balances on this note.

         Scheduled principal repayments on other borrowings at December 31, 2000 are approximately $59,226,000, $495,000, $3,762,000, $0, and $0 for 2001 through
2005, respectively, and $0 thereafter.

13. INCOME TAXES

         The components of income tax expense (benefit) are as follows:

         ------------------------------------------------------------------------------------------------------------------
                                                                                            YEAR ENDED DECEMBER 31
         IN THOUSANDS                                                              2000             1999              1998
         ------------------------------------------------------------------------------------------------------------------
         Income taxes applicable to operations:
              Current                                                            $ 15,681         $ 18,566         $  9,071
              Deferred                                                              3,459           (1,737)             225
         ------------------------------------------------------------------------------------------------------------------
              Total applicable to operations                                       19,140           16,829            9,296

         Charged (credited) to components of shareholders' equity:
              Accumulated other comprehensive income                               (3,343)          (3,778)          10,744
               Income tax benefit of stock options and grants                        (304)            (639)              --
         ------------------------------------------------------------------------------------------------------------------
             TOTAL INCOME TAXES                                                  $ 15,493         $ 12,412         $ 20,040
         ------------------------------------------------------------------------------------------------------------------

         The following table presents a reconciliation of the provision for income taxes as shown in the consolidated statements of income with that which would be computed by applying the statutory federal income tax rate of 35% to income taxes.

         ------------------------------------------------------------------------------------------------------------------
                                                                                         YEAR ENDED DECEMBER 31
         IN THOUSANDS                                                             2000             1999             1998
         ------------------------------------------------------------------------------------------------------------------
         Tax expense at statutory rates                                           35.0%            35.0%            35.0%
         Increase (decrease) in taxes resulting from:
             Tax-exempt interest and dividends (net of non-deductible
                 interest)                                                        (5.5)%           (5.2)%           (8.1)%
             Amortization of intangibles                                           1.8%             1.1%             2.0%
             Other, net                                                            2.4%            (0.4)%            0.2%
        -------------------------------------------------------------------------------------------------------------------
                TOTALS                                                            33.7%            30.5%            29.1%
        -------------------------------------------------------------------------------------------------------------------

         The tax effects of temporary differences that give rise to the significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and December 31, 1999, are as follows:

                   ---------------------------------------------------------------------------------
                   IN THOUSANDS                                                     DECEMBER 31
                                                                                2000          1999
                   ---------------------------------------------------------------------------------
                   Deferred tax assets
                       Allowance for loan losses                                $ 9,638     $  6,875
                       Deferred compensation                                      1,451        2,308
                       Other                                                         69          186
                   ---------------------------------------------------------------------------------
                            Total gross deferred tax assets                      11,158        9,369
                   ---------------------------------------------------------------------------------

                   Deferred tax liabilities
                       Purchase accounting adjustments                            3,437        1,716
                       Unrealized gain on securities available for sale           9,972       13,315
                       Pension expense                                            1,116          905
                       Depreciation                                               1,084          734
                       Accounting differences on securities                       1,400          980
                       Leasing operations                                           468          363
                       FHLB stock dividends                                       2,937        1,962
                       Other                                                         16          408
                   ---------------------------------------------------------------------------------
                           Total gross deferred tax liabilities                  20,430       20,383
                   ---------------------------------------------------------------------------------

                           NET DEFERRED TAX LIABILITY                           $ 9,272     $ 11,014
                   ---------------------------------------------------------------------------------

         The net deferred tax liability is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets. A deferred tax asset of $1.86 million was recorded in 2000 in connection with the acquisition of the Western Kentucky Group.

         Based upon historical and projected levels of taxable income, management believes it is more likely than not that the Corporation will realize the income tax benefits of its deductible temporary differences. Accordingly, no valuation allowance for deferred tax assets was recorded at December 31, 2000 and 1999.

14.  STOCK OPTION AND RESTRICTED STOCK PLANS

         The Corporation has stock option and restricted stock plans for key employees. As of December 31, 2000, the Corporation had 408,748 shares available for issuance under these plans.

         Stock options granted under the option program are at the market price on the date of grant except for certain limited stock options discussed below. Each option is for one share of common stock. All options become exercisable over five-to-ten-year periods from the date of grant. The Corporation applies APB Opinion No. 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Income.

         During 1998 through 2000 the Corporation issued 5,363 shares of restricted common stock to certain key employees. The vesting periods range from 1999 to 2007. The amount recorded for the restricted stock issued is based on the market value of the Corporation's common stock on the award dates and the unearned portion is shown as deferred compensation in the consolidated balance sheets in shareholders' equity. Compensation cost related to the restricted stock plan was $124,000, $100,000 and $100,000 during 2000, 1999 and 1998, respectively.

STOCK OPTION PLAN

         Under the incentive stock option plan, the Corporation may grant options to selected executive officers, other highly-compensated employees, and directors of the Corporation. Under the plan, the exercise price of each option equals the market price of the Corporation's stock on the date of grant except that for any owner of 10% or more of the total combined voting power of the Corporation the option price is 110% of the market price on the date of grant. The maximum term of an option is five to ten years. Options are granted at the discretion of the Board of Directors and vest evenly over the option period.

         A summary of the status of the Corporation's stock option plans as of December 31, 2000, 1999, 1998 and changes during the years ended on those dates is presented below:


------------------------------------------------------------------------------------------------------------------
                                                2000                     1999                     1998
                                                      WEIGHTED                 WEIGHTED                  WEIGHTED
                                                       AVERAGE                  AVERAGE                   AVERAGE
                                                      EXERCISE                 EXERCISE                  EXERCISE
                                          SHARES        PRICE       SHARES       PRICE       SHARES       PRICE
-----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          500,467     $  4.87       660,715    $  3.93       799,779     $ 4.57
Granted                                   105,664       15.12         6,000      16.67            --         --
Exercised                                (302,791)       1.91      (166,248)      2.43      (138,365)      7.48
Forfeited                                      --          --            --         --          (699)      4.26
-----------------------------------------------------------------------------------------------------------------
OUTSTANDING AT END OF YEAR                303,340     $ 11.39       500,467    $  4.87       660,715     $ 3.93
-----------------------------------------------------------------------------------------------------------------

Options exercisable at year-end           171,882     $  8.75       473,975    $  4.37       613,037     $ 3.80

Weighted-average fair value of
    options granted during the year                   $  5.65                  $  8.81                       N/A
-----------------------------------------------------------------------------------------------------------------

         The following table summarizes information about stock options outstanding at December 31, 2000:

---------------------------------------------------------------------------------------------------------------
                         OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------------------------------
                                    WEIGHTED AVERAGE                                              WEIGHTED
    RANGE OF          NUMBER            REMAINING         WEIGHTED AVERAGE        NUMBER          AVERAGE
 EXERCISE PRICES    OUTSTANDING     CONTRACTUAL LIFE       EXERCISE PRICE       EXERCISABLE    EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------
  $  3.01-6.00          12,977          2.0 years             $  5.16               12,977         $ 5.16
     6.01-9.00          52,189          3.6 years                6.95               52,189           6.95
    9.01-12.00         121,147          5.3 years               10.14              106,716          10.07
   12.01-15.00          18,131          9.1 years               13.67                   --             --
   15.01-18.00          93,533          4.2 years               15.50                   --             --
   18.01-21.00           5,363          7.3 years               18.67                   --             --
---------------------------------------------------------------------------------------------------------------

     TOTALS            303,340          4.8 YEARS             $ 11.39              171,882         $ 8.75
---------------------------------------------------------------------------------------------------------------

         Had compensation cost for the Corporation's stock option plan been determined consistent with the fair value method described in FASB Statement No. 123, the Corporation's net income and earnings per share would have been reduced to the proforma amounts indicated below:

              --------------------------------------------------------------------------------------------
                                                                           YEAR ENDED DECEMBER 31
              IN THOUSANDS, EXCEPT PER SHARE DATA               2000             1999             1998
              --------------------------------------------------------------------------------------------
              Net income:
                  As reported                                  $37,733          $38,259           $22,626
                  Proforma                                      37,345           38,254            22,626

              Net income per share:
                  As reported - basic                          $  1.54          $  1.52           $  0.97
                              - diluted                           1.53             1.50              0.95
                  Proforma - basic                                1.52             1.52              0.97
                           - diluted                              1.52             1.50              0.95
              --------------------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions used for grants in 2000 and 1999 (no options were granted in 1998), respectively: dividend yield of 0.97% in 2000 and 0.90% in 1999; expected volatility of 31.82% in 2000 and 39.52% in 1999; a risk-free interest rate of 6.55% in 2000 and 5.11% for 1999.

RESTRICTED STOCK AWARD PLAN

         The Corporation has a restricted stock award plan. Under the plan, the Corporation may grant restricted stock to selected executive officers, other highly-compensated employees, and directors of the Corporation. Under the plan, the shares generally vest evenly over a five-year period commencing approximately two to five years after the award is granted.

         During the restriction period, the shares covered by the award that are not vested and are not transferable by the award recipient. Moreover, if the award recipient terminates employment with the Corporation for any reason during the restriction period, the restricted stock award, to the extent not already vested, is forfeited as of the date of the termination. Awards are granted at the discretion of the Board of Directors.

         A summary of the status of the Corporation's restricted stock award plan as of December 31, 2000, 1999, and 1998 and changes during the years ended on those dates is presented below:

              -------------------------------------------------------------------------------------------
              SHARES AVAILABLE                                            YEARS ENDED DECEMBER 31
                                                                 2000           1999               1998
              -------------------------------------------------------------------------------------------
              Outstanding at beginning of year                  51,020           57,267            60,045
              Granted                                               --               --             5,363
              Vested                                           (10,340)         (10,338)           (8,141)
              Forfeited                                          2,025            4,091                --
              -------------------------------------------------------------------------------------------

              OUTSTANDING AT END OF YEAR                        42,705           51,020            57,267
              -------------------------------------------------------------------------------------------

15.  REGULATORY MATTERS

         Bank regulations require depository institutions to maintain cash reserves relating to customer deposits. At December 31, 2000 the Bank's cash reserve requirements were approximately $33,932,000.

         The Corporation's principal source of funds is dividends received from the Banks. Payments of dividends by the Banks are restricted by national and state banking laws and regulations. At December 31, 2000, retained earnings of the Banks were approximately $40,611,000. At January 1, 2001, approximately $8,094,000 of these retained earnings were available for the payment of dividends without prior approval by regulatory authorities.

         The Corporation and the Banks are required to maintain minimum ratios of capital to risk-weighted assets and a minimum leverage ratio, as defined by banking regulators. At December 31, 2000, the Corporation's Tier 1 and total risk-based capital ratios were 10.43% and 11.68%, respectively. The leverage ratio was 7.72% at December 31, 2000. At December 31, 2000, the Corporation and the Banks exceeded the minimum regulatory capital requirements.

         As of December 31, 2000 and 1999, the most recent notifications from the Federal Reserve Bank categorized AREA Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, AREA Bank must maintain minimum leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table on the following page. There are no conditions or events since that notification that management believes have changed AREA Bank's category.

         The Corporation's and its most significant subsidiary (which was The Owensboro National Bank on December 31, 1999 prior to the consolidation and AREA Bank on December 31, 2000) actual capital amounts and ratios are presented in the following table:

    -----------------------------------------------------------------------------------------------------------------
                                                                    DECEMBER 31, 2000
                                                                                           TO BE WELL CAPITALIZED
                                                                        FOR CAPITAL        UNDER PROMPT CORRECTIVE
                                                    ACTUAL          ADEQUACY PURPOSES         ACTION PROVISIONS
    IN THOUSANDS, EXCEPT PERCENTAGES         AMOUNT      RATIO       AMOUNT       RATIO    AMOUNT             RATIO
    -----------------------------------------------------------------------------------------------------------------
    LEVERAGE RATIO:
    (Tier 1 Capital to Average Assets)
        CONSOLIDATED                       $205,251       7.72%     $106,335       4.00%    $132,919           5.00%
        AREA Bank                           204,858       8.64%       94,883       4.00%     118,604           5.00%

    TIER 1 RISK-BASED CAPITAL RATIO:
    (Tier 1 Capital to Risk-Weighted
        Assets)
        CONSOLIDATED                       $205,251      10.43%     $ 78,710       4.00%    $118,064           6.00%
        AREA Bank                           204,858      12.12%       67,633       4.00%     101,449           6.00%

    TOTAL RISK-BASED CAPITAL RATIO:
    (Risk-Based Capital to Risk-
        Weighted Assets)
        CONSOLIDATED                       $229,885      11.68%    $ 157,419       8.00%    $196,774          10.00%
        AREA Bank                           226,040      13.37%      135,266       8.00%     169,082          10.00%
    -----------------------------------------------------------------------------------------------------------------

     ----------------------------------------------------------------------------------------------------------------
                                                                      DECEMBER 31, 1999
                                                                                            TO BE WELL CAPITALIZED
                                                                                                 UNDER PROMPT
                                                                         FOR CAPITAL               CORRECTIVE
                                                    ACTUAL            ADEQUACY PURPOSES        ACTION PROVISIONS
     IN THOUSANDS, EXCEPT PERCENTAGES          AMOUNT      RATIO       AMOUNT       RATIO       AMOUNT        RATIO
     ----------------------------------------------------------------------------------------------------------------
     LEVERAGE RATIO:
     (Tier 1 Capital to Average Assets)
         CONSOLIDATED                        $208,946       9.32%    $ 89,652        4.00%    $112,065         5.00%
         The Owensboro National Bank           36,318       7.36%      19,740        4.00%      24,675         5.00%

     TIER 1 RISK-BASED CAPITAL RATIO:
     (Tier 1 Capital to Risk-Weighted
         Assets)
         CONSOLIDATED                        $208,946      12.60%    $ 66,308        4.00%    $ 99,462         6.00%
         The Owensboro National Bank           36,318      10.71%      13,570        4.00%      20,354         6.00%

     TOTAL RISK-BASED CAPITAL RATIO:
     (Risk-Based Capital to Risk-
         Weighted Assets)
         CONSOLIDATED                        $229,696      13.86%   $ 132,616        8.00%   $ 165,770        10.00%
         The Owensboro National Bank           40,157      11.83%      27,139        8.00%      33,924        10.00%
     ----------------------------------------------------------------------------------------------------------------

16.  NET INCOME PER COMMON SHARE AND SHAREHOLDERS' EQUITY CHANGES

         The table below presents the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations. All common stock and per share data have been adjusted to reflect the 3-for-2 stock split which was paid in December 2000.

             -----------------------------------------------------------------------------------------------
             IN THOUSANDS, EXCEPT PER SHARE DATA                  2000              1999             1998
             -----------------------------------------------------------------------------------------------
             Net income, basic and diluted                       $37,733          $38,259           $22,626
             -----------------------------------------------------------------------------------------------
             Average shares outstanding                           24,491           25,220            23,459
             Effect of dilutive securities                           149              346               414
             -----------------------------------------------------------------------------------------------
             Average shares outstanding including
                 dilutive securities                              24,640           25,566            23,873
             -----------------------------------------------------------------------------------------------

             NET INCOME PER SHARE - BASIC                        $  1.54          $  1.52           $  0.97
             NET INCOME PER SHARE - DILUTED                         1.53             1.50              0.95
             -----------------------------------------------------------------------------------------------

17.  RETIREMENT PLANS

         The Corporation maintains a noncontributory defined benefit pension plan covering substantially all employees who satisfy certain age and service requirements. The benefits are generally based on years of service and average compensation, which compensation is generally computed using the five consecutive years prior to retirement that yield the highest average. The Corporation's funding policy is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974, but no more than is tax deductible.

         The following tables set forth the aforementioned plan's change in benefit obligation and plan assets for the years ended December 31, 2000 and 1999, the weighted-average assumptions as of December 31, 2000, 1999 and 1998, and the components of net periodic benefit cost for the years ended December 31, 2000, 1999 and 1998:

      -------------------------------------------------------------------------------------------
      IN THOUSANDS                                                     2000             1999
      -------------------------------------------------------------------------------------------
      CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at beginning of year                         $ 10,864          $ 11,862
      Service cost                                                         832               886
      Interest cost                                                        829               791
      Actuarial (gain)/loss                                                892            (2,030)
      Benefits paid                                                       (635)             (645)
      -------------------------------------------------------------------------------------------
      Benefit obligation at end of year                                 12,782            10,864
      -------------------------------------------------------------------------------------------
      CHANGE IN PLAN ASSETS
      Fair value of plan assets at beginning
          of year                                                       14,422            14,305
      Actual return on plan assets                                         440                83
      Employer contribution                                                667               679
      Benefits paid                                                       (635)             (645)
      -------------------------------------------------------------------------------------------
      Fair value of plan assets at end of year                          14,894            14,422
      -------------------------------------------------------------------------------------------

      Funded status                                                      2,112             3,558
      Unrecognized net actuarial loss                                     (404)             (531)
      Unrecognized prior service cost                                      296               361
      Unrecognized net (gain) loss                                       1,104              (560)
      -------------------------------------------------------------------------------------------

      Prepaid benefit cost                                            $  3,108          $  2,828
      -------------------------------------------------------------------------------------------

      -------------------------------------------------------------------------------------------------------------
      IN THOUSANDS, EXCEPT PERCENTAGES                                    2000             1999              1998
      -------------------------------------------------------------------------------------------------------------
      WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
      Discount rate                                                      7.50%             7.75%             6.75%
      Expected return on plan assets                                     8.50%             8.50%             8.50%
      Rate of compensation increases                                     5.50%             5.00%             5.00%

      COMPONENTS OF NET PERIODIC BENEFIT COST
      Service cost                                                     $   832           $   886           $   751
      Interest cost                                                        829               791               742
      Expected return on plan assets                                    (1,212)           (1,204)           (1,114)
      Amortization of transition obligations/(assets)                     (126)             (126)             (126)
      Amortization of prior service cost                                    64                64                64
      -------------------------------------------------------------------------------------------------------------

      NET PERIODIC BENEFIT COST                                        $   387           $   411           $   317
      -------------------------------------------------------------------------------------------------------------

         Assets in the plan consist primarily of common stocks, mutual funds, U.S. Government obligations and municipal bonds.

         The Corporation sponsors a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all salaried employees. For 2000, 1999 and 1998 the Corporation's expense totaled approximately $822,000, $675,000 and $504,000, respectively.

18.  OTHER OPERATING EXPENSES

         Other operating expenses consist of the following:

                   ----------------------------------------------------------------------------------
                   IN THOUSANDS                                      2000         1999         1998
                   ----------------------------------------------------------------------------------
                   Advertising and business development            $ 4,072      $ 3,269      $ 3,013
                   Bank share tax                                    2,862        1,952        1,885
                   Professional fees                                 5,463        3,771        3,424
                   Merger and acquisition expenses                     382        4,320          929
                   Office supplies and printing                      2,228        1,520        1,651
                   Other                                            10,166        8,241        7,339
                   ----------------------------------------------------------------------------------

                       TOTALS                                      $25,173      $23,073      $18,241
                   ----------------------------------------------------------------------------------

19.  CONCENTRATIONS OF CREDIT RISK

         The Banks actively engage in lending, primarily in their home counties and adjacent areas, except for mortgage loans held for sale which are widely dispersed across the United States. The credit exposure is diversified with secured and unsecured loans to consumers, small businesses, farmers and corporations. Collateral is received to support these loans when collateral is deemed necessary. The most significant categories of collateral include cash on deposit with the Banks, marketable securities, income producing property, home mortgages, and consumer durables. Although the Banks have diversified loan portfolios, a customer's ability to honor loan contracts relies upon the economic stability of the geographic region and/or industry in which they do business. No single industry exceeds 10% of loans.

20.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

         Interest rates swap contracts are entered into as an asset/liability management strategy to reduce interest rate risk. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a notional principal amount, which is an agreed-upon amount upon which calculations of interest payments to be exchanged are based, and is significantly greater than the amount at risk. The primary risk associated with swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contract.

         There were interest rate swap contracts with notional amounts outstanding of $46,352,000 and $53,464,000 at December 31, 2000 and 1999,
respectively. As of December 31, 2000, the Corporation paid fixed-rates at a weighted average rate of 7.57% over the term of the contracts, and received interest at certain variable rates, which averaged 6.80%. The market value of these interest rate swap contracts were $354,000 and $1,917,000 at December 31, 2000 and 1999, respectively. During January 2001, AREA terminated a swap with a $40,000,000 notional amount for a cash payment of $145,000 to AREA.

21.  COMMITMENTS AND CONTINGENCIES

         The Banks are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. These financial instruments involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

         The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract amount of these instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Total commitments to extend credit, excluding letters of credit, at December 31, 2000 and 1999 were approximately $432,079,000 and $421,007,000, respectively. The creditworthiness of the banks' customers is evaluated on a case-by-case basis.

         The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, marketable securities, inventory, property, plant and equipment, residential real estate and income-producing commercial properties.

         Letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that related to extending credit to customers. The Banks had approximately $13,793,000 and $16,915,000 in letters of credit outstanding at December 31, 2000 and 1999, respectively.

         As of December 31, 2000, there were various pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect upon the consolidated financial position or results of operations of the Corporation.

22.  SEGMENT INFORMATION

         The Corporation's operations are managed as two major business segments: (1) commercial and retail banking and (2) trust. The commercial and retail banking segment provides traditional commercial and retail banking products and services to individual consumers and small-to medium-sized businesses. Products and services offered include commercial loans; small business loans; mortgage loans; home equity loans and lines of credit; installment loans; and demand, savings and time deposit accounts. Deposit and loan products are offered through the 75 retail branch offices of AREA Bank and The Vine Street Trust Company. The trust segment provides investment management, personal trust services and employee administration services through 5 offices. Non-traditional services such as brokerage services, bank cards and loan servicing are managed separately but do not meet the test for a business segment.

         The Corporation's internal management reporting system allocates interest income and interest expense items by matching the earning asset or interest-bearing liability with the related funding source. Non-interest income and expenses directly attributable to a segment's operations are assigned to that business segment. Expenses supporting both business segments are allocated to each segment based on the portion of the expense used or incurred by each segment's operations.

         The following table presents the financial results of each business segment for year 2000. Prior to the third quarter of 2000 the business activities of the trust segment were not separated from the commercial and retail banking segment. Therefore, the amounts provided for 2000 for trust activities reflects income and expenses from August 21, 2000 through December 31, 2000.

         -----------------------------------------------------------------------------------------------------
         YEAR ENDED DECEMBER 31, 2000                         COMMERCIAL AND
         IN THOUSANDS                                          RETAIL BANKING       TRUST (1)     CONSOLIDATED
         -----------------------------------------------------------------------------------------------------
         Interest income                                        $ 206,087           $   --        $   206,087
         Interest expense                                          99,494               --             99,494
         -----------------------------------------------------------------------------------------------------
         Net interest income                                      106,593               --            106,593
         Provision for loan losses                                  2,523               --              2,523
         Non-interest income                                       43,104            1,990             45,094
         Non-interest expenses                                     90,589            1,702             92,291
         -----------------------------------------------------------------------------------------------------
         Income before income tax expense                          56,585              288             56,873
         Income tax expense                                        19,035              105             19,140
         -----------------------------------------------------------------------------------------------------

              NET INCOME                                        $  37,550           $  183        $    37,733
         -----------------------------------------------------------------------------------------------------
         (1) Amounts for 2000 reflect income and expenses from August 21, 2000.

         As of December 31, 2000, substantially all of AREA's assets were committed to the commercial and retail banking segment. The total assets of AREA Trust were $10.42 million.

23.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Corporation's financial instruments are as follows:

       ---------------------------------------------------------------------------------------------------------
                                                                 DECEMBER 31, 2000        DECEMBER 31, 1999
                                                               CARRYING        FAIR     CARRYING        FAIR
       IN THOUSANDS                                             VALUE          VALUE      VALUE         VALUE
       ---------------------------------------------------------------------------------------------------------
       Financial Assets:
           Cash and short-term investments                    $  124,941   $  124,941   $  104,608   $  104,608
           Securities available for sale                         422,496      422,496      363,627      363,627
           Securities held to maturity                           127,349      131,664      129,089      129,028
           Mortgage loans held for sale                            7,199        7,199        8,682        8,682
           Loans, net                                          1,908,316    1,906,926    1,608,341    1,602,236

       Financial Liabilities:
           Deposits                                            2,149,348    2,149,348    1,711,782    1,711,782
           Federal funds purchased and securities sold
              under agreements to repurchase                     147,627      147,627      192,770      192,700
           Notes payable to the U.S. Treasury                      7,847        7,847       14,934       14,935
           Advances from the Federal Home Loan Bank               82,622       81,724      130,210      130,210
           Other borrowings                                       63,483       63,204          135          135

       Off-balance sheet financial instruments:
           Commitments                                                --           --           --           --
           Interest rate swaps                                        --          354           --        1,917
       ---------------------------------------------------------------------------------------------------------

         The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

         For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

         For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar investments or dealer quotes.

Mortgage Loans Held for Sale

         The fair value of mortgage loans held for sale is estimated on an aggregate basis considering market prices and yields sought by the Banks' normal market outlets including the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association current delivery prices. The Corporation believes the carrying amount is a reasonable estimate of fair value.

Loans

         The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits

         The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

         The fair value of short-term Federal funds purchased and securities sold under agreements to repurchase is the amount payable on demand at the reporting date. The fair value of fixed-rate Federal funds purchased and securities sold under agreements to repurchase is estimated by discounting the future cash flows using the rates currently offered for instruments of similar remaining maturities.

Notes Payable to the U.S. Treasury

         The fair value of the notes payable to the U.S. Treasury is the carrying amount at the reporting date, due to variable interest rates.

Advances from the Federal Home Loan Bank

         The fair value of the advances from the Federal Home Loan Bank is estimated by discounting the future cash flows using the rates currently offered for instruments of similar remaining maturities.

Other Borrowings

         The fair value of other borrowings is the carrying amount at the reporting date, due to variable interest rates.

Commitments

         The fair value of commitments to extend credit and stand-by letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. At the reporting date, no significant fair value differences exist on commitments to extend credit and standby letters of credit.

Interest Rate Swaps

         The fair value of interest rate swaps used for hedging purposes is the estimated amount that the Corporation would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

Limitations
         The fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The fair value estimates are based on financial instruments without attempting to estimate the value of assets and liabilities that are not financial instruments, such as premises and equipment and other assets and liabilities. Accordingly, the fair value estimates are not intended to represent the Corporation's underlying value.

24.  PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for AREA Bancshares Corporation (Parent Company) follows:

                 --------------------------------------------------------------------------------------
                 CONDENSED BALANCE SHEETS                                             DECEMBER 31
                 IN THOUSANDS                                                     2000           1999
                 --------------------------------------------------------------------------------------
                 ASSETS
                 Cash demand deposit with bank subsidiary                       $    691      $   5,986
                 Securities available for sale                                    36,862         63,154
                 Investments in:
                     Bank and bank holding company subsidiaries                  300,164        208,309
                     Nonbank subsidiaries                                         11,046          5,014
                 Other assets                                                      8,937          2,858
                 --------------------------------------------------------------------------------------

                         TOTAL ASSETS                                           $357,700      $ 285,321
                 --------------------------------------------------------------------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 Other borrowings                                               $ 58,731      $      95
                 Other liabilities                                                12,330         18,262
                 Shareholders' equity                                            286,639        266,964
                 --------------------------------------------------------------------------------------

                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $357,700      $ 285,321
                 --------------------------------------------------------------------------------------

          -----------------------------------------------------------------------------------------------------
          CONDENSED STATEMENTS OF INCOME                                           YEAR ENDED DECEMBER 31
          IN THOUSANDS                                                      2000          1999           1998
          -----------------------------------------------------------------------------------------------------
          INCOME
          From bank and bank holding company subsidiaries:
              Dividends                                                   $27,510        $35,831       $14,686
              Interest                                                         --             --           141
              Management and service fees                                      --          6,727         6,044
          Interest and dividends on securities available for sale           1,482          1,221           801
          Securities gains, net                                            17,012         21,268           113
          Other                                                               975            326            56
          -----------------------------------------------------------------------------------------------------
              TOTAL INCOME                                                 46,979         65,373        21,841
          -----------------------------------------------------------------------------------------------------

          EXPENSES
          Interest on other borrowings                                      4,296            515           243
          Salaries and employee benefits                                    7,555          2,693         5,624
          Other                                                            17,564         17,854         3,755
          -----------------------------------------------------------------------------------------------------
              TOTAL EXPENSES                                               29,415         21,062         9,622
          -----------------------------------------------------------------------------------------------------

          Income before income taxes and equity in undistributed
              earnings of subsidiaries                                     17,564         44,311        12,219
          Applicable income tax expense (benefit)                          (2,143)         3,054        (1,022)
          -----------------------------------------------------------------------------------------------------
          Income before equity in undistributed earnings of
              subsidiaries                                                 19,707         41,257        13,241
          Equity in undistributed earnings of subsidiaries                 18,026         (2,998)        9,385
          -----------------------------------------------------------------------------------------------------

              NET INCOME                                                  $37,733        $38,259       $22,626
          -----------------------------------------------------------------------------------------------------

          -----------------------------------------------------------------------------------------------------
          CONDENSED STATEMENTS OF CASH FLOWS                                      YEAR ENDED DECEMBER 31
          IN THOUSANDS                                                      2000           1999          1998
          -----------------------------------------------------------------------------------------------------
          Cash flows from operating activities:
              Net income                                                $  37,733       $ 38,259      $ 22,626
              Adjustments to reconcile net income to net cash
                  provided by operating activities:
          (Equity in undistributed earnings) distributions in
                  excess of earnings                                      (18,026)         2,998        (9,385)
              Realized tax benefit of exercise of stock options             1,162            785            --
              Securities gains, net                                       (17,012)       (21,268)         (113)
              Other, net                                                    3,024            789        (5,062)
          -----------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                     6,881         21,563         8,066
          -----------------------------------------------------------------------------------------------------

          Cash flows from investing activities:
              Purchase of securities available for sale                        --         (4,948)         (268)
              Sales of securities available for sale                       23,372         21,695         2,754
              Net decrease (increase) in demand loans to nonbank
                subsidiaries                                                   --          1,386           636
              Investment in subsidiaries                                  (79,993)          (700)      (26,500)
          -----------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (56,621)        17,433       (23,378)
          -----------------------------------------------------------------------------------------------------

          Cash flows from financing activities:
              Net borrowings under revolving line of credit                58,400        (15,880)       15,880
              Repayment of long-term debt                                    (118)           (10)          (11)
              Proceeds from issuance of common stock  and stock
                options exercised                                             597            405         1,288
              Repurchase of common stock                                  (10,480)       (14,447)          (81)
              Cash dividends paid                                          (3,954)        (3,355)       (2,420)
          -----------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          44,445        (33,287)       14,678
          -----------------------------------------------------------------------------------------------------

          Increase (decrease) in cash                                      (5,295)         5,709          (634)
          Cash at beginning of year                                         5,986            277           911
          -----------------------------------------------------------------------------------------------------

          CASH AT END OF YEAR                                           $     691       $  5,986      $    277
          -----------------------------------------------------------------------------------------------------

25.  RELATED PARTY TRANSACTIONS

         Loans to officers and directors of the Corporation and the affiliated banks and entities of which these individuals are principal owners were approximately $16,507,000 and $96,418,000 at December 31, 2000 and 1999,
respectively. During 2000, $1,799,000 of new loans or advances on existing loans were made to these related parties. Repayments totaled $2,352,000 and $79,358,000 of loans were excluded as a result of the consolidation of charters. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other customers and do not in the opinion of management involve more than normal credit risk.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information set forth under the caption "Proposal One: Election of Directors" of AREA Bancshares Corporation's 2001 Proxy Statement furnished to shareholders in connection with its Annual Meeting to be held on May 21, 2001 with respect to the name of each nominee or director, that person's age, position and offices with the registrant, business experience, directorships in other companies, service on the registrant's Board and certain family relationships, and information set forth under the caption "Compliance With
Section 16 (a) of the Securities Exchange Act of 1934" of the 2001 Proxy Statement with respect to Section 16 matters, is hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION

         Information set forth under the caption "Executive Compensation" is incorporated herein by reference to AREA Bancshares Corporation's Proxy Statement for its 2001 Annual meeting of shareholders to be held on May 21, 2001.

ITEM 12.   SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth under the caption "Stock Owned by Management" is incorporated herein by reference to AREA Bancshares Corporation's Proxy Statement for its 2001 Annual meeting of shareholders to be held on May 21, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth under the caption "Transactions with Executive Officers and Directors" is incorporated herein by reference to AREA Bancshares Corporation's Proxy Statement for its 2001 Annual meeting of shareholders to be held on May 21, 2001.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
           FORM 8-K

         (a)  1.  Financial Statements

                  The following consolidated financial statements of AREA Bancshares Corporation and its subsidiaries are incorporated by reference to Item 8.

                  Consolidated financial statements of AREA Bancshares Corporation and Subsidiaries:

                           Consolidated Balance Sheets - December 31, 2000 and
                              1999

                           Consolidated Statements of Income - Years Ended
                              December 31, 2000, 1999 and 1998

                           Consolidated Statements of Changes in Stockholders'
                              Equity - Years Ended December 31, 2000, 1999 and 1998

                           Consolidated Statements of Cash Flows - Years Ended
                              December 31, 2000, 1999 and 1998

                           Consolidated Statements of Comprehensive Income -
                              Years Ended December 31, 2000, 1999 and 1998

                           Unaudited quarterly financial information of AREA
                              Bancshares and its subsidiaries.

                           Independent Auditors' Report.

         2.       Supplemental Schedules

         Schedules are omitted because they are not required or not applicable, or the required information is shown in the financial statements or in notes thereto.

         3.       Exhibits:


                                  EXHIBIT INDEX

       Exhibit
         No.               Description of Exhibit
       --------            -----------------------

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

       Exhibit
         No.               Description of Exhibit
       --------            -----------------------

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

         21.1     Subsidiaries of Registrant

         23.1     Consent of Independent Auditors



--------------------
*The indicated exhibit is a compensatory plan or arrangement.

(b) The Corporation filed 4 Reports on Form 8-K from October 1, 2000 to the dated of this report:

         - Current Report on Form 8-K dated October 20, 2000 announcing the repurchase over the next twelve months of up to 5% of its common stock as market conditions permit in the open market or through non-solicited privately negotiated transactions.

         - Current Report on Form 8-K dated October 23, 2000 announcing its results for the three and nine-month periods ended September 30, 2000.

         - Current Report on Form 8-K dated November 17, 2000 announcing that its Board of Directors declared a 3-for-2 (50%) stock split and increased the quarterly dividend by 12.5% to $0.045. The stock split was payable on December 10, 2000 to shareholders of record on December 1, 2000.

         - Current Report on Form 8-K dated January 25, 2001 reporting its earnings for both the calendar year 2000 and for the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AREA Bancshares Corporation


Date:    March 19, 2001           By:      /s/ Thomas R. Brumley
                                       ---------------------------------------
                                           Thomas R. Brumley, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    March 19, 2001        /s/ C. M. Gatton
                              -------------------------------------------------
                               C. M. Gatton
                               Chairman of the Board

Date:    March 19, 2001        /s/ Raymond C. McKinney
                              -------------------------------------------------
                               Raymond C. McKinney
                               Vice Chairman of the Board

Date:    March 19, 2001        /s/ Anthony G. Bittel
                              -------------------------------------------------
                               Anthony G. Bittel, Director

Date:    March 19, 2001        /s/ Samuel A. B. Boone
                              -------------------------------------------------
                               Samuel A. B. Boone, Director

Date:    March 19, 2001        /s/ Thomas R. Brumley
                              -------------------------------------------------
                               Thomas R. Brumley
                               President and Chief Executive Officer, Director

Date:    March 19, 2001        /s/ Cecile W. Garmon
                              -------------------------------------------------
                               Cecile W. Garmon, Director

Date:    March 19, 2001        /s/ Gary H. Latham
                              -------------------------------------------------
                               Gary H. Latham, Director

Date:    March 19, 2001        /s/ Allan R. Rhodes
                              -------------------------------------------------
                               Allan R. Rhodes, Director

Date:    March 19, 2001        /s/ Jim R. Shelby
                              -------------------------------------------------
                               Jim R. Shelby, Director

Date:    March 19, 2001        /s/ David W. Smith, Jr.
                              -------------------------------------------------
                               David W. Smith, Jr., Director

Date:    March 19, 2001        /s/ Thomas N. Thompson
                              -------------------------------------------------
                               Thomas N. Thompson, Director


Date:    March 19, 2001          /s/ Don Vitale
                              -----------------------------------------------
                                 Don Vitale, Director

Date:    March 19, 2001          /s/ Pollard White
                              -----------------------------------------------
                                 Pollard White, Director

Date:    March 19, 2001          /s/ Edward J. Vega
                              -----------------------------------------------
                                 Edward J. Vega, Senior Vice President-
                                 Chief Financial Officer
                                 (Principal Financial Officer)

Date:    March 19, 2001          /s/ Gary R. White
                              -----------------------------------------------
                                 Gary R. White, Controller
                                 (Principal Accounting Officer)