Form 10-Q
period 2001-03-31
AREA BANCSHARES CORP
filed 2001-05-14
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 31, 2001

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

                  Class: Common stock
                  No Par Value
                  Shares Outstanding: As of April 30, 2001: 24,322,329

                           AREA BANCSHARES CORPORATION
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                    PAGE NUMBER

     Item 1.  Financial Statements

              Unaudited consolidated balance sheets, March 31, 2001, December 31, 2000
              and March 31, 2000                                                                       3

              Unaudited consolidated statements of income, three months ended
              March 31, 2001 and 2000                                                                  4

              Unaudited consolidated statements of comprehensive income, three months ended
              March 31, 2001 and 2000                                                                  5

              Unaudited consolidated statement of shareholders' equity, three months ended
              March 31, 2001                                                                           6

              Unaudited consolidated statements of cash flows for the three months ended
              March 31, 2001 and 2000                                                                  7

              Notes to unaudited consolidated financial statements                                     9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   15

              Results of operations                                                                   16

              Financial position                                                                      23

              Liquidity                                                                               25

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              26

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                       27

     Item 2.  Changes in Securities                                                                   27

     Item 3.  Defaults Upon Senior Securities                                                         27

     Item 4.  Submission of Matters to a Vote of Security Holders                                     27

     Item 5.  Other Information                                                                       27

     Item 6.  Exhibits and Reports on Form 8-K                                                        27

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                MARCH 31     DECEMBER 31      MARCH 31
                                                                                  2001           2000           2000
ASSETS
Cash and due from banks                                                       $    90,272    $   118,951    $    76,107
Interest-bearing deposits with banks                                                4,163          4,775          7,249
Federal funds sold                                                                 31,568          1,215             --
Securities:
     Available for sale (amortized cost of $374,678, $395,196 and $402,402)       405,942        422,496        434,334
     Held to maturity (fair value of $140,671, $131,664, and $129,910)            135,165        127,349        129,463
                                                                              -----------    -----------    -----------
          TOTAL SECURITIES                                                        541,107        549,845        563,797
                                                                              -----------    -----------    -----------
Mortgage loans held for sale                                                        9,320          7,199          8,350

Loans, net of unearned discount                                                 1,915,343      1,935,946      1,883,588
     Less allowance for loan losses                                                27,165         27,630         27,540
                                                                              -----------    -----------    -----------
          NET LOANS                                                             1,888,178      1,908,316      1,856,048
                                                                              -----------    -----------    -----------
Premises and equipment, net                                                        48,915         49,991         51,787
Goodwill and other intangible assets                                               62,170         63,945         63,885
Other assets                                                                       58,892         64,233         53,394
                                                                              -----------    -----------    -----------
          TOTAL ASSETS                                                        $ 2,734,585    $ 2,768,470    $ 2,680,617
                                                                              ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                                $   299,929    $   332,588    $   303,142
   Interest-bearing                                                             1,869,708      1,816,761      1,749,462
                                                                              -----------    -----------    -----------
          TOTAL DEPOSITS                                                        2,169,637      2,149,349      2,052,604
                                                                              -----------    -----------    -----------
Federal funds purchased and securities sold under agreements to repurchase        114,992        147,627        155,343
Notes payable to the U.S. Treasury                                                 14,853          7,847         27,004
Advances from the Federal Home Loan Bank                                           41,614         82,622         85,838
Other borrowings                                                                   70,972         63,483         60,725
Accrued expenses and other liabilities                                             26,675         30,903         29,189
                                                                              -----------    -----------    -----------
          TOTAL LIABILITIES                                                     2,438,743      2,481,831      2,410,703
                                                                              -----------    -----------    -----------

          SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 500,000 shares; none issued                  --             --             --
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding March 31, 2001, 24,318,575; December 31, 2000,
     24,317,568; and March 31, 2000, 16,355,348                                    37,233         37,231         28,176
Paid-in capital                                                                    35,632         35,632         35,632
Retained earnings                                                                 203,156        196,758        186,303
Accumulated other comprehensive income                                             20,100         17,328         20,322
Deferred compensation on restricted stock                                            (279)          (310)          (424)
ESOP and MRP loan obligations                                                          --             --            (95)
                                                                              -----------    -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY                                              295,842        286,639        269,914
                                                                              -----------    -----------    -----------
Commitments and contingent liabilities
                                                                              -----------    -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 2,734,585    $ 2,768,470    $ 2,680,617
                                                                              ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                 (Amounts in thousands, except per share data)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                               2001      2000
Interest income:
     Loans, including fees                                                    $42,699   $38,569
     Interest-bearing deposits with banks                                          70        92
     Federal funds sold                                                           263       417
     Taxable securities                                                         6,966     5,357
     Tax exempt securities                                                      2,415     2,256
                                                                              -------   -------
          TOTAL INTEREST INCOME                                                52,413    46,691
                                                                              -------   -------
Interest expense:
     Interest on deposits                                                      21,772    16,849
     Interest on borrowings                                                     3,483     5,158
                                                                              -------   -------
          TOTAL INTEREST EXPENSE                                               25,255    22,007
                                                                              -------   -------
          NET INTEREST INCOME                                                  27,158    24,684
Provision for loan losses                                                         900       322
                                                                              -------   -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       26,258    24,362
                                                                              -------   -------
Non-interest income:
     Commissions and fees on fiduciary activities                               1,582     1,356
     Service charges on deposit accounts                                        3,425     2,781
     Other service charges, commissions and fees                                1,852     1,941
     Security gains (losses), net                                                   4     8,208
     Gains on sales of loans, net                                                 218       122
     Other non-interest income                                                    345       965
                                                                              -------   -------
          TOTAL NON-INTEREST INCOME                                             7,426    15,373
                                                                              -------   -------
Non-interest expenses:
     Salaries and employee benefits                                            10,501     9,899
     Net occupancy expense                                                      1,625     1,371
     Furniture and equipment expense                                            1,870     1,647
     Federal deposit insurance                                                    107        78
     Data processing expense                                                    1,106     1,498
     Amortization of intangibles                                                1,772     1,238
     Other non-interest expenses                                                6,294     5,999
                                                                              -------   -------
          TOTAL NON-INTEREST EXPENSES                                          23,275    21,730
                                                                              -------   -------
     Income before income tax expense and cumulative effect of change
           in accounting principle                                             10,409    18,005
Income tax expense                                                              3,153     6,402
                                                                              -------   -------
          INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE     7,256    11,603
Cumulative effect of change in accounting principle, net of taxes                 230        --
                                                                              -------   -------
          NET INCOME                                                          $ 7,486   $11,603
                                                                              =======   =======
Per common share:
     Income before cumulative effect of change in accounting principle-
          basic and diluted                                                   $  0.30   $  0.47
     Cumulative effect of change in accounting principle, net of tax             0.01        --
                                                                              -------   -------
     Net income per share-basic and diluted                                   $  0.31   $  0.47
                                                                              =======   =======
     Cash dividends                                                           $ 0.045   $ 0.037


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Amounts in thousands)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                                 2001        2000
Net income                                                                     $  7,486    $ 11,603

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period            2,775         542
           Less reclassification adjustment for gains included in net income         (3)     (4,742)
                                                                               --------    --------
Other comprehensive income (loss)                                                 2,772      (4,200)
                                                                               --------    --------
COMPREHENSIVE INCOME                                                           $ 10,258    $  7,403
                                                                               ========    ========



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
            (Amounts in thousands, except share and per share data)

                                                                                                DEFERRED
                                                                                 ACCUMULATED  COMPENSATION
                                    COMMON      COMMON                              OTHER         ON
                                    STOCK-      STOCK-   PAID-IN    RETAINED    COMPREHENSIVE  RESTRICTED
                                    SHARES      AMOUNT   CAPITAL    EARNINGS        INCOME       STOCK        TOTAL

Balance, December 31, 2000        24,317,568   $37,231   $35,632   $ 196,758       $17,328       $(310)     $ 286,639

Net income                                                             7,486                                    7,486
Cash dividends declared ($0.045
   per share)                                                         (1,094)                                  (1,094)
Stock options exercised, including
   tax benefits                        1,007         2                     6                                        8
Amortization of deferred
   compensation on restricted stock                                                                 31             31
Change in other accumulated
   comprehensive income (loss),
   net of tax                                                                        2,772                      2,772
                                  ----------   -------   -------   ---------       -------       -----      ---------
Balance, March 31, 2001           24,318,575   $37,233   $35,632   $ 203,156       $20,100       $(279)     $ 295,842
                                  ==========   =======   =======   =========       =======       =====      =========



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Amounts in thousands)


                                                                             2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $   7,486    $ 11,603
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                                  900         322
     Depreciation, amortization and accretion, net                            3,043       1,680
     Gain on sales of securities, net                                            (4)     (8,208)
     Gain on sales of loans, net                                               (218)       (122)
     Deferred income taxes                                                     (125)     (1,333)
     Gain on disposals of equipment                                              (4)       (143)
     Purchases and origination of mortgage loans held for sale               (1,768)     (1,469)
     Proceeds from sales of mortgage loans held for sale                     16,242      11,937
     Other, net                                                              (1,282)     15,303
                                                                          ---------    --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                          24,270      29,570
                                                                          ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase)in interest-bearing deposits with banks                 612      (1,239)
     Proceeds from sales of securities available for sale                        --       5,068
     Proceeds from sales of securities held to maturity                          --          --
     Proceeds from maturities of securities available for sale               20,807      39,227
     Proceeds from maturities of securities held to maturity                    709       1,623
     Calls of securities available for sale                                  19,544          --
     Calls of securities held to maturity                                     3,240         300
     Purchases of securities available for sale                             (18,657)    (15,747)
     Purchases of securities held to maturity                               (11,506)     (2,240)
     Decrease (increase) in federal funds sold and securities
        purchased under agreements to resell                                (30,353)     27,250
     Loans originated, net of principal collected on loans                    1,339     (43,182)
     Purchases of premises and equipment, net                                  (754)     (1,407)
     Cash and cash equivalents from acquisitions                                 --          --
     Purchase of banks, net of cash and due from banks                           --     (52,563)
     Proceeds from sale of property, plant and equipment                         18         273
     Proceeds from sales of other real estate owned                           1,998          46
                                                                          ---------    --------
          NET CASH USED IN INVESTING ACTIVITIES                             (13,003)    (42,591)
                                                                          ---------    --------


                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Amounts in thousands)




                                                                             2001        2000
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deposits                                                 $  20,288    $ 12,853
     Decrease in federal funds purchased and securities sold under
          agreements to repurchase                                          (32,635)    (38,397)
     Increase in notes payable to the U.S. Treasury                           7,006      12,070
     Decrease in advances from the Federal Home Loan Bank                   (41,008)    (52,102)
     Increase in other borrowings                                             7,500      75,000
     Decrease in other borrowings                                               (11)    (14,410)
     Proceeds from issuance of common stock and stock options exercised           8          27
     Repurchase of common stock                                                  --      (3,612)
     Cash dividends paid                                                     (1,094)       (899)
                                                                          ---------    --------
          NET CASH USED IN FINANCING ACTIVITIES                             (39,946)     (9,470)
                                                                          ---------    --------
DECREASE IN CASH AND DUE FROM BANKS                                         (28,679)    (22,491)
CASH AND DUE FROM BANKS, JANUARY 1                                          118,951      98,598
                                                                          ---------    --------
CASH AND DUE FROM BANKS, MARCH 31                                         $  90,272    $ 76,107
                                                                          =========    ========
Cash flow information:
     Income tax payments                                                         --          --
     Interest payments                                                       27,689      20,823
Non-cash transactions:
     Loans transferred to other assets                                          870         128





SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying consolidated financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

           The accounting and reporting policies of AREA Bancshares Corporation ("AREA") and its subsidiaries conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated financial statements include the accounts of AREA and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A full description of significant accounting policies as well as a complete set of footnotes are presented in the 2000 annual report and Form 10-K to shareholders.

NOTE 2.    RESTATEMENT OF MARCH 31, 2000 RESULTS

           Area Bancshares restated its Form 10-Q for the quarterly period ended March 31, 2000 on January 22, 2001. The purpose was to restate the financial information pertaining to the accounting for a portion of the deferred taxes recorded during the quarter associated with the acquisition of the Western Kentucky Group (see Note 3 below) which was completed on January 31, 2000. Certain components of the deferred taxes related to this transaction were recorded as a reduction of income tax expense for the quarter ended March 31, 2000 and should have been recorded as a reduction of goodwill recorded in accounting for the acquisition. This restatement had the effect of an increase in income tax expense of $1.28 million and a corresponding reduction in goodwill recorded in accounting for the acquisition. There was no change in income before income taxes or cash flows as a result of this restatement.

           All information presented in this document related to March 31, 2000 reflects the restatement.

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 4.    ADOPTION OF NEW ACCOUNTING PRINCIPLE

           In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133. - Accounting for Derivative Instruments and Hedging Activities (SFAS
           133). In June 1999 and June 2000, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133, respectively. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS No. 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

           The Company utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. The following is a summary of accounting policies for derivative instruments and hedging activities under SFAS 133, as amended;

           INTEREST RATE SWAP AGREEMENTS - CASH FLOW HEDGES. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in earnings on each quarterly measurement date. The cash flow hedges are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expenses of the related asset or liability.

           INTEREST RATE SWAP AGREEMENTS - FAIR VALUE HEDGES. Interest rate swap agreements designated as fair value hedges are accounted for at fair value. The ineffective portion of the change in the fair value hedge's gain or loss and the corresponding change in the fair value of the underlying asset or liability are recorded in earnings on each quarterly measurement date. The fair value hedges are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

           On January 1, 2001, AREA implemented SFAS No. 133, as amended. At that date, the Company had three interest rate swap agreements. Upon implementation of SFAS No. 133, as amended, these derivative instruments were recognized in the financial statements. An asset related to the derivative instruments of $354 thousand, an increase in deferred tax liabilities of $124 thousand and a cumulative effect of the change in accounting principle of $230 thousand were recorded.

           During the quarter an interest rate swap with a notional value of $40 million was terminated. Proceeds of $140 thousand were received in consideration of this termination.

           At March 31, 2001, a liability of $152 thousand, pre-tax, was recorded related to the remaining interest rate swaps.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 5.    NET INCOME PER COMMON SHARE

           Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.

           Diluted earnings per share give effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share are as follows:

                                                                                                 THREE MONTHS
          (Amounts in thousands, except per share data)                                         ENDED MARCH 31
                                                                                           -------------------------
                                                                                              2001           2000
                                                                                           ----------     ----------
           Income before cumulative change in accounting principle, basic and diluted      $    7,256     $   11,603
           Cumulative effect of a change in accounting principle, net of taxes                    230             --
                                                                                           ----------     ----------
           NET INCOME, BASIC AND DILUTED                                                   $    7,486     $   11,603
                                                                                           ==========     ==========
           Average shares outstanding                                                          24,318         24,621
           Effect of dilutive securities                                                           65            278
                                                                                           ----------     ----------
           Average shares outstanding including dilutive securities                            24,383         24,899
                                                                                           ==========     ==========
           Income before cumulative change in accounting principle, basic                  $     0.30     $     0.47
           Cumulative effect of change in accounting principle, net of taxes, basic              0.01             --
                                                                                           ----------     ----------
           NET INCOME, BASIC                                                               $     0.31     $     0.47
                                                                                           ==========     ==========
           Income before cumulative change in accounting principle, diluted                $     0.30     $     0.47
           Cumulative effect of  change in accounting principle, net of taxes, diluted           0.01             --
                                                                                           ----------     ----------
           NET INCOME, DILUTED                                                             $     0.31     $     0.47
                                                                                           ==========     ==========

NOTE 6.    SECURITIES

           The amortized cost and approximate fair values of securities as of March 31, 2001 and December 31, 2000 are as follows:

           SECURITIES AVAILABLE FOR SALE                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
           (Amounts in thousands)                                COST        GAINS       LOSSES      VALUE
                                                               --------     -------       ----      --------
           U.S. Treasury and Federal agencies                  $106,827     $ 2,372       $ --      $109,199
           Obligations of state and political subdivisions       48,372       1,641         90        49,923
           Mortgage-backed securities                           203,659       5,762         35       209,386
           Equity and other securities                           15,820      21,614         --        37,434
                                                               --------     -------       ----      --------
           BALANCE AT MARCH 31, 2001                           $374,678     $31,389       $125      $405,942
                                                               ========     =======       ====      ========

           During the first three months of 2001, the after-tax net unrealized gain reported as a separate component of equity (accumulated other comprehensive income) increased from $17.33 million on December 31, 2000 to $20.10 million on March 31, 2001, thus increasing shareholders' equity. The increase was primarily the result of the effect of falling interest rates on AREA's fixed income securities.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 6.    SECURITIES (CONTINUED)

           SECURITIES AVAILABLE FOR SALE                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
           (Amounts in thousands)                                COST        GAINS       LOSSES      VALUE
                                                               --------     -------       ----      --------
           U.S. Treasury and Federal agencies                  $136,155     $ 1,548       $240      $137,463
           Obligations of state and political subdivisions      190,520       4,045        215       194,350
           Mortgage-backed securities                            52,737       1,198        200        53,735
           Equity and other securities                           15,784      21,164         --        36,948
                                                               --------     -------       ----      --------
           BALANCE AT DECEMBER 31, 2000                        $395,196     $27,955       $655      $422,496
                                                               ========     =======       ====      ========

           MARCH 31, 2001
           SECURITIES AVAILABLE FOR SALE                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
           (Amounts in thousands)                                COST        GAINS       LOSSES      VALUE
                                                               --------     -------       ----      --------
           Obligations of state and political subdivisions     $135,165     $ 5,572       $ 66      $140,761
                                                               ========     =======       ====      ========

           DECEMBER 31, 2000
           SECURITIES AVAILABLE FOR SALE                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
           (Amounts in thousands)                                COST        GAINS       LOSSES      VALUE
                                                               --------     -------       ----      --------
           Obligations of state and political subdivisions     $127,349     $ 4,341       $ 26      $131,664
                                                               ========     =======       ====      ========

NOTE 7.    NEW ACCOUNTING STANDARDS

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

NOTE 8.    SEGMENT INFORMATION

           AREA engages in two lines of business: traditional banking operations, which includes commercial and retail banking and trust operations. Selected financial information by business segment is summarized below. This unaudited financial information is derived from the internal reporting systems used by management to assess segment performance.

           COMMERCIAL AND RETAIL BANKING

           Commercial and retail banking is conducted at 72 branches of AREA Bank and The Vine Street Trust Company (AREA's two banking affiliates) by providing traditional commercial and retail banking products and services to individual consumers and small-to medium-size businesses. Products and services offered include commercial loans; small business loans; mortgage loans; home equity loans and lines of credit; installment loans; and demand, savings and time deposit accounts. These services are provided through retail branch offices, ATMs, and PC banking options.

           The marketing effort of AREA's bank subsidiaries focuses on lending and deposit gathering activities within local markets served which encompass the Commonwealth of Kentucky.

           TRUST OPERATIONS

           The trust line of business is conducted at 5 facilities of AREA Trust Company (AREA's only trust company) and at the home office of The Vine Street Trust Company by providing investment management, personal trust services and employee benefit administration services.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 8.    SEGMENT INFORMATION (CONTINUED)

           The following unaudited financial information summarizes the results for AREA's two lines of business for the quarter ended March 31, 2001. Prior to the third quarter of 2000, AREA's lines of business were not separated, thus information for the quarter ended March 31, 2000 is not available.

           SEGMENT INFORMATION                                                            THREE MONTHS
           (Amounts in thousands)                                                      ENDED MARCH 31, 2001
                                                                               ----------------------------------
                                                                               COMMERCIAL
                                                                               AND RETAIL
                                                                                 BANKING     TRUST   CONSOLIDATED
                                                                                 -------     ------  ------------
           Net interest income                                                   $27,158     $   --     $27,158
           Provision for loan losses                                                 900         --         900
           Non-interest income                                                     5,838      1,588       7,426
           Non-interest expenses                                                  21,994      1,281      23,275
                                                                                 -------     ------     -------
           Income before income taxes and cumulative effect of change
                in accounting principle                                           10,102        307      10,409
           Income taxes                                                            3,044        109       3,153
                                                                                 -------     ------     -------
           Income before cumulative effect of change in accounting principle       7,058        198       7,256
           Cumulative effect of change in accounting principle, net of taxes         230         --         230
                                                                                 -------     ------     -------
           NET INCOME                                                            $ 7,288     $  198     $ 7,486
                                                                                 =======     ======     =======

NOTE 9.    INTANGIBLES

           As of March 31, 2001, intangibles totaled $62.17 million compared to $63.95 million on December 31, 2000. The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $52.39 million and $52.96 million net of accumulated amortization as of March 31, 2001 and December 31, 2000, respectively, is being amortized over 10-20 year periods on a straight-line basis. Other intangible assets consist of the book value of core deposits purchased of approximately $9.78 million and $10.42 million, net of accumulated amortization, as of March 31, 2001 and December 31, 2000, respectively, which is being amortized by an accelerated method over ten years. Amortization expense for the three-month period ended March 31, 2001 and 2000 was $1.77 million and $1.24 million, respectively.

           In addition to the intangibles described above, which were the result of acquisitions accounted for using the purchase method of accounting, AREA also had $2.02 million as of March 31, 2001 and $2.12 million as of December 31, 2000 of originated and purchased mortgage servicing rights which are being amortized over the lives of the related mortgages.

NOTE 10.   STOCK SPLIT

           During November 2000, AREA's Board of Directors declared a 3-for-2 stock split of AREA's common stock, payable in December 2000. The stock split resulted in the issuance of 8.11 million shares of common stock along with a corresponding capitalization of $9.31 million of retained earnings. All references to the number of shares (other than common stock issued or outstanding and dividends per share on the 2000 Consolidated Balance Sheet and the 2000 Consolidated Statements of Stockholders' Equity), per share amounts, cash dividends and any other references to shares in the consolidated financial statements and accompanying Notes to Consolidated Financial Statements, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options and restricted awards have been adjusted to reflect the split.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 11.   NAME CHANGE AND CONSOLIDATION OF OPERATIONS

           Prior to the third quarter of 2000, each of AREA's seventeen individual banks were operated separately under individual charters. Each bank operated within their local market and retained their individual names. Management made the decision to merge the individual charters of all the banks with the exception of The Vine Street Trust Company and adopt a common name, AREA Bank. In addition to better name recognition, AREA's extensive investment in technology was optimized to reduce redundancies resulting from numerous charters. In addition, customers are able to receive better service through a wider range of products.

           During the third and fourth quarters of 2000, AREA consolidated the charters of its affiliate banks with the exception of The Vine Street Trust Company, Lexington, Kentucky. At the time of the consolidation of the charters, the trust operations of those banks with trust departments were transferred to AREA Trust Company, a state chartered non-depository trust company.

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

           AREA incurred after-tax charges in the third quarter of 2000 totaling approximately $1.49 million ($2.29 million pre-tax) or $0.06 per diluted share related to the consolidation of its subsidiary banks. These charges related primarily to employee severance payments and other costs of integrating the operations of the merged banks.

           Estimates of the annual savings are approximately $5.35 million, which will not begin to be fully realized until the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           GENERAL

           AREA, the largest bank holding company headquartered in Kentucky, is a $2.73 billion multi-bank holding company with its principal offices in Owensboro, Kentucky. As of March 31, 2001, AREA owned two banks ("banking affiliates") and a trust company conducting business in offices throughout Kentucky (see Note 11 in the accompanying unaudited financial statements for details). The banking affiliates provide a wide range of financial services, such as accepting demand and time deposits; providing checking and money market accounts; making commercial, consumer and mortgage loans; issuing and servicing credit cards; leasing; providing trust services for personal and corporate customers; providing safe deposit facilities; and offering alternative investments and brokerage services. The trust company offers comprehensive trust and investment services to a broad range of companies and individuals. As of March 31, 2001, AREA had approximately $1.30 billion of assets under management through AREA Trust and the trust department of The Vine Street Trust Company. AREA also has seven active non-bank affiliates that provide services incidental to AREA's operations. AREA has established an internet website (http://www.abcbank.com) which provides additional information about the products and services offered by its affiliates.

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

           AFFILIATED BANKS AND TRUST COMPANY

           The two affiliated banks had 72 banking locations as of March 31, 2001. These banks serve both rural and metropolitan areas. As of March 31, 2001, AREA Bank had total assets of $2.42 billion and The Vine Street Trust Company had total assets of $289.80 million. AREA Trust had $1.06 billion of assets under management while The Vine Street Trust Company managed $241.6 million of trust assets.

           The discussion that follows is intended to provide additional insight into AREA's financial condition and results of operations which includes the acquisition of the Western Kentucky Group on January 31, 2000 (see Note 3) in the accompanying unaudited consolidated financial statements for details of this transaction). Where considered significant, the impact of this transaction on AREA's results of operations and financial condition is discussed. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in
           Item 1 of Part I of this Form 10-Q.

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

A.         RESULTS OF OPERATIONS

           Net income for the quarter ended March 31, 2001 was $7.49 million versus $11.60 million in the same period of 2000. Diluted earnings per share for the first quarter of 2001 were $0.31 compared to $0.47 for the same period in 2000. The decrease during the current quarter compared to the first quarter of 2000 was $4.11 million or 35.4% for net income and $0.16 or 34.0% per diluted share. Return on average assets was 1.11% in the first quarter of 2001 compared to 1.85% in the same period of last year. Return on average equity was 10.47% in the first quarter of 2001 compared to 18.38% in the same period of last year.

           The reduction in earnings during the current quarter compared to the first quarter of 2000 was largely the result of a decrease in security gains from $4.74 million after-taxes ($8.21 million pre-tax) or $0.19 per diluted share to $3 thousand after-taxes ($4 thousand pre-tax) in the first quarter of 2001. Net interest income on a taxable equivalent basis increased $2.54 million or 9.8% to $28.48 million in the current quarter compared to the same period in 2000 and non-interest income (excluding non-recurring items) increased $400 thousand or 5.7% to $7.42 million. These increases were partially off-set by a $1.55 million or 7.1% increase to $23.28 million in non-interest expenses. The gains on the sale of securities reflect AREA's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions warrant.

           The current quarter includes the results of operations of the Western Kentucky Group (see Note 3 in the accompanying unaudited consolidated financial statements) for the entire quarter while the first quarter of 2000 included the Western Kentucky Group from January 31, 2000 (date of acquisition). Identification of the various components of income and expense for the current quarter for the Western Kentucky group is not possible as a result of the consolidation of operations of the Western Kentucky Group into AREA Bank (see Note 11 in the accompanying unaudited consolidated financial statements).

           AREA believes that a meaningful comparison of the results of operations excludes non-recurring items. As shown in the following table, AREA recorded a $3 thousand after-tax ($4 thousand pre-tax) gain on the sale of securities in the first quarter of 2001, while during the first quarter of 2000 security gains totaling $4.74 million after-tax ($8.21 million pre-tax) were recorded, a gain totaling $93 thousand after-tax ($143 pre-tax) on the sale of premises and equipment was recognized and merger-related adjustments which totaled $248 thousand after-tax ($382 thousand pre-tax) were made in connection with the acquisition of the Western Kentucky Group. Core operating income during the first quarter of 2001 and 2000, which is net income adjusted for these items, totaled $7.48 million or $0.31 per diluted share and $7.02 million or $0.28 per diluted share, respectively. Core operating net income increased $467 thousand or 6.7% while core operating diluted earnings per share increased $0.03 or 10.7% from the first quarter of 2000.

A.         RESULTS OF OPERATIONS (CONTINUED)

           CORE OPERATING NET INCOME                                                             THREE MONTHS ENDED
           (Amounts in thousands, except percentages)                                                  MARCH 31
                                                                                    -----------------------------------------
                                                                                        2001            2000          CHANGE
                                                                                    -----------     -----------     ---------
            Net income as reported                                                  $     7,486     $    11,603     $  (4,117)
            Add or (deduct) net of taxes:
            Gains on security transactions                                                   (3)         (4,742)        4,739
            Gain on the sale of premises and equipment                                       --             (93)           93
            Merger/acquisition-related adjustments                                           --             248          (248)
                                                                                    -----------     -----------     ---------
            CORE OPERATING NET INCOME                                               $     7,483     $     7,016     $     467
                                                                                    ===========     ===========     =========
            CORE OPERATING BASIC EARNINGS PER SHARE                                 $      0.31     $      0.29     $    0.02
            CORE OPERATING DILUTED EARNINGS PER SHARE                               $      0.31     $      0.28     $    0.03
            CORE OPERATING RETURN ON AVERAGE ASSETS (ANNUALIZED)                           1.11%           1.12%        (0.01%)
            CORE OPERATING RETURN ON AVERAGE EQUITY (ANNUALIZED)                          10.47%          11.11%        (0.64%)

           The following table provides selected operating data, per share data, selected ratios and average balances for the three-month periods ended March 31, 2001 and 2000:

           (Amounts in thousands, except percentages and per share data)                    THREE MONTHS ENDED MARCH 31
                                                                                    -----------------------------------------
                                                                                        2001            2000          CHANGE
                                                                                    -----------     -----------     ---------
           OPERATING DATA
             Income before cumulative effect of  change in accounting principle     $     7,256     $    11,603     $  (4,347)
             Cumulative effect of change in accounting principle, net of taxes              230              --           230
             Net income                                                                   7,486          11,603        (4,117)
             Core operating net income (1)                                                7,483           7,016           467
           PER SHARE DATA
             Basic earnings per share-before cumulative change                             0.30            0.47         (0.17)
             Cumulative change in accounting principle                                     0.01              --          0.01
             Basic earnings per share                                                      0.31            0.47         (0.16)
             Core operating basic earnings per share (1)                                   0.31            0.29          0.02
             Diluted earnings per share-before cumulative change                           0.30            0.47         (0.17)
             Cumulative change in accounting principle                                     0.01              --          0.01
             Diluted earnings per share                                                    0.31            0.47         (0.16)
             Core operating diluted earnings per share (1)                                 0.31            0.28          0.03
             Cash dividends per share                                                     0.045           0.037         0.008
             Book value at March 31                                                       12.17           11.00          1.17
             Market price at March 31                                                     15.94           13.25          2.69
           SELECTED RATIOS AND DATA
             Return on average assets (2)                                                  1.11%           1.85%        (0.74%)
             Core operating return on average assets (1)(2)                                1.11%           1.12%        (0.01%)
             Return on average equity (2)                                                 10.47%          18.38%        (7.91%)
             Core operating return on average equity (1)(2)                               10.47%          11.11%        (0.64%)
             Efficiency ratio                                                             64.83%          52.60%        12.23%
             Core efficiency ratio (1)                                                    64.83%          64.78%         0.05%
             Net interest margin (2)                                                       4.58%           4.46%         0.12%
             Equity-to-assets                                                             10.82%          10.07%         0.75%
             Allowance for loan losses to loans                                            1.42%           1.46%        (0.04%)
             Allowance for loan losses to non-performing assets                           362.7%          368.2%        (5.50%)
             Non-performing loans to total loans                                           0.35%           0.36%        (0.01%)
           AVERAGE BALANCES
                Total assets                                                        $ 2,731,059     $ 2,523,234     $ 207,825
                Earning assets                                                        2,519,787       2,339,522       180,265
                Shareholders' equity                                                    289,973         253,943        36,030

          (1) Excludes items presented in the Core Operating Net Income table above.
          (2) Percentages annualized.

           CORE OPERATING CASH BASED EARNINGS

           AREA believes it is important to also disclose cash based core operating net income, which excludes non-recurring items and intangible asset amortization from core operating net income. Although these calculations are helpful in understanding the performance of AREA, cash based core operating net income should not be considered a substitute for net income or cash flow as indicators of AREA's financial performance or its ability to generate liquidity.

           The following table presents the cash based core operating net income and various cash based performance ratios:


           (Amounts in thousands, except percentages and per share data)                   THREE MONTHS ENDED MARCH 31
                                                                                    -----------------------------------------
                                                                                        2001            2000          CHANGE
                                                                                    -----------     -----------     ---------
           Core operating net income (1)                                            $     7,483     $     7,016     $     467
           Add back:
                Goodwill and other intangible amortization                                1,772           1,238           534
                Less: tax effect                                                            351             185           166
                                                                                    -----------     -----------     ---------
                                                                                          1,421           1,053           368
                                                                                    -----------     -----------     ---------
           CASH BASED CORE OPERATING NET INCOME                                     $     8,904     $     8,069     $     835
                                                                                    ===========     ===========     =========
           Per share data
             Cash based core operating basic earnings per share                     $      0.37     $      0.33     $    0.04
             Cash based core operating diluted earnings per share                   $      0.37     $      0.32     $    0.05
           Performance ratios (annualized)
             Cash based core operating return on tangible assets                           1.35%           1.31%         0.04%
             Cash based core operating return on tangible equity                          15.91%          15.47%         0.44%
             Cash based core operating efficiency ratio                                   59.89%          61.02%       (1.13%)

           (1) Excludes items presented in the Core Operating Net Income table above.

           NET INTEREST INCOME

           The largest component of AREA's operating income is net interest income. Net interest income is the difference between interest earned on earning assets and interest expense on interest-bearing liabilities. For purposes of this discussion, interest income earned on tax-exempt securities and loans is adjusted to a fully taxable equivalent basis to facilitate comparison with interest earned which is subject to statutory taxation.

           Changes in net interest income generally occur due to fluctuations in the balance and/or mix of interest-earning assets and interest-bearing liabilities, and changes in their corresponding interest yields and costs.

           Net interest income, on a tax equivalent basis, increased $2.54 million or 9.8% to $28.48 million during the quarter ended March 31, 2001 compared to the same quarter in 2000. The increase in net interest income was due largely to an increase in average earning assets and an increase in the margin. Average earning assets for the first quarter of 2001 were $2.52 billion, an increase of $180.27 million or 7.7% from the first quarter of 2000. Average loans grew $150.36 million from the first quarter of 2000 and accounted for 83.4% of the growth in average earning assets. AREA's net interest margin (which is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets) increased from 4.46% during the quarter ended March 31, 2000 to 4.58% during the current quarter. The average rate on interest earning assets increased from 8.24% during the first quarter of 2000 to 8.65% in the current quarter largely as a result of a favorable change in the mix of earning assets towards loans. As a partial offset, the average rate on interest bearing liabilities increased from 4.48% to 4.83% largely as a result of a shift in the deposit structure towards higher-priced interest bearing deposits. These changes resulted in an increase from 3.76% to 3.82% in the net interest spread during the current quarter versus the same period in 2000.

           The following table presents the components of net income on a taxable equivalent basis:

           (Amounts in thousands, except percentages)                   THREE MONTHS ENDED MARCH 31
                                                                  --------------------------------------
                                                                    2001      2000    CHANGE    % CHANGE
                                                                  -------   -------   -------    -------
           Interest income                                        $52,413   $46,691   $ 5,722       12.3%
           Taxable-equivalent adjustment                            1,319     1,251        68        5.4%
                                                                  -------   -------   -------    -------
                Interest income-taxable equivalent                 53,732    47,942     5,790       12.1%
           Interest expense                                        25,255    22,007     3,248       14.8%
                                                                  -------   -------   -------    -------
                Net interest income-taxable equivalent             28,477    25,935     2,542        9.8%
           Provision for loan losses                                  900       322       578      179.5%
           Non-interest income                                      7,426    15,373    (7,947)     (51.7%)
           Non-interest expenses                                   23,275    21,730     1,545        7.1%
                                                                  -------   -------   -------    -------
                Income before income tax expense and cumulative
                     effect of a change in accounting principle    11,728    19,256    (7,528)     (39.1%)
           Income tax expense                                       3,153     6,402    (3,249)     (50.7%)
           Taxable-equivalent adjustment                            1,319     1,251        68        5.4%
                                                                  -------   -------   -------    -------
           Income before cumulative effect of change in
                accounting principle                                7,256    11,603    (4,347)     (37.5%)
           Cumulative effect of a change in accounting
           principle, net of taxes                                    230        --      (230)       N/A
                                                                  -------   -------   -------    -------
                     NET INCOME                                   $ 7,486   $11,603   $(4,117)     (35.5%)
                                                                  =======   =======   =======    =======

           The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest-bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three months ended March 31, 2001 and 2000.

           (Amounts in thousands, except percentages)                         THREE MONTHS ENDED MARCH 31
                                                                         ------------------------------------
                                                                            2001          2000        CHANGE
                                                                         ----------    ----------    --------
           Average rate on earning assets (1)                                  8.65%         8.24%       0.41%
           Average rate on interest-bearing liabilities (1)                    4.83%         4.48%       0.35%
           Net interest spread (1)                                             3.82%         3.76%       0.06%
           Net interest margin (1)                                             4.58%         4.46%       0.12%
           Average earning assets                                        $2,519,787    $2,339,522    $180,265
           Average interest-bearing liabilities                           2,120,740     1,974,305     146,435

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

           An analysis of the changes in the allowance for loan losses and selected ratios follows:

          (Amounts in thousands, except percentages)               THREE MONTHS ENDED MARCH 31
                                                            -----------------------------------------
                                                                2001           2000          CHANGE
                                                            -----------     -----------     ---------
           Beginning balance                                $    27,630     $    23,055     $   4,575
           Additions through acquisitions                            --           4,323        (4,323)
           Provision for loan losses                                900             322           578
           Loan loss recoveries                                     350             316            34
           Loans charged off                                     (1,715)           (476)       (1,239)
                                                            -----------     -----------     ---------
           ENDING BALANCE                                   $    27,165     $    27,540     $    (375)
                                                            ===========     ===========     =========

           Average loans, net of unearned income            $ 1,915,337     $ 1,764,978     $ 150,359
           Provision for loan losses to average loans (1)          0.19%           0.07%         0.12%
           Net loan charge-offs  to average loans (1)              0.29%           0.04%         0.25%
           Allowance for loan losses to end of
                period loans                                       1.42%           1.46%        (0.04%)
           Allowance for loan losses to non-
                performing assets                                 362.7%          368.2%        (5.50%)

          (1) Amounts annualized

           The provision for loan losses, charged to operating expenses, depends on factors including loan growth and changes in the composition of the loan portfolio, net charge-off levels and management's assessment of the allowance for loan losses based upon AREA's credit review policies and procedures. The provision for loan losses totaled $900 thousand during the quarter ended March 31, 2001 compared to $322 thousand during the same period last year. The increase in the provision for loan losses for the current three-month period compared to the year earlier amount was due mainly to growth in the loan portfolio and a higher level of charge-offs.

           The provision for loan losses as a percentage of average loans totaled 0.19% (annualized) during the quarter ended March 31, 2001 compared to 0.07% (annualized) for the quarter ended March 31, 2000. Net charge-offs increased to $1.37 million in the first quarter of 2001 from $160 thousand during the same quarter of the prior year. The increase in net charge-offs was a significant factor for the increase in the provision and the ratio to average loans. The charge-offs for the first quarter of 2001 involved all categories of loans. Only one of the charge-offs exceeded $400 thousand.

           Net loan charge-offs (loan charge-offs less recoveries) to average loans during the current quarter increased to 0.29% (annualized) from 0.04% (annualized) during the quarter ended March 31, 2000 largely as a result of an increase in loans charged-off from $476 thousand to $1.72 million in the current quarter. Recoveries totaled $350 thousand in the current quarter compared to $316 thousand in the first quarter of 2000.

           The allowance for loan losses was 1.42% of total loans on March 31, 2001, as compared to the December 31, 2000 level of 1.43% and the March 31, 2000 level of 1.46%. The percentage of allowance for loan losses to total loans has decreased since March 31, 2000 largely as a result of loan growth and loan charge-offs.

           NON-INTEREST INCOME

           The table that follows sets forth the components of non-interest income for the three-month period ended March 31, 2001 and 2000. The amounts listed below for the three-month period include adjustments for non-recurring non-interest income for comparability purposes.

           NON-INTEREST INCOME
           (Amounts in thousands)                              THREE MONTHS ENDED MARCH 31
                                                          -------------------------------------
                                                                                        PERCENT
                                                           2001      2000    CHANGE     CHANGE
                                                          ------   -------   -------    -------
           Commissions and fees on fiduciary activities   $1,582   $ 1,356   $   226       16.7%
           Service charges on deposit accounts             3,425     2,781       644       23.2%
           Other service charges, commissions and fees     1,852     1,941       (89)      (4.6%)
           Gains on sales of loans (net)                     218       122        96       78.7%
           Other income                                      345       822      (477)     (58.0%)
                                                          ------   -------   -------    -------
                RECURRING NON-INTEREST INCOME              7,422     7,022       400        5.7%
           Non-recurring items:
           Gain on sale of premises and equipment             --       143      (143)    (100.0%)
           Security gains (losses), net                        4     8,208    (8,204)     (99.9%)
                                                          ------   -------   -------    -------
                TOTAL                                     $7,426   $15,373   $(7,947)     (51.7%)
                                                          ======   =======   =======    =======

           Non-interest income totaled $7.43 million for the three-month period ended March 31, 2001. This amount represents a decrease of $7.95 million or 51.7% during the three-month period compared to the same period in 2000. The following analysis excludes $4 thousand of non-recurring non-interest income in the first quarter of 2001 and $8.35 million of non-recurring non-interest income during the first quarter of 2000. Excluding these non-recurring items, which include security gains in both the first quarter of 2001 and 2000, and a gain on the sale of premises and equipment in the first quarter of 2000 (see the table above for details), recurring non-interest income increased $400 thousand or 5.7% to $7.42 million from $7.02 million in the first quarter of 2000. Commissions and fees on fiduciary activities increased $226 thousand or 16.7% to $1.58 million in the first quarter of 2001 from $1.36 million in the first quarter of 2000, largely as a result of successful new business development efforts. Service charges on deposit accounts increased $644 thousand or 23.2% to $3.43 million during the three months ended March 31, 2001, when compared to first quarter of 2000. The increase was due primarily to deposit growth in accounts subject to service charges and increases in fees charged. Other service charges, commissions and fees totaled $1.85 million during the first quarter of 2001 compared to $1.94 million in the same period of 2000. The $89 thousand or 4.6% decrease in the current quarter was primarily the result of a reduction in fees on official checks partially off-set by increased brokerage commissions. Gains on the sales of loans increased $96 thousand or 78.7% to $218 thousand in the first quarter of 2001 compared to the same period in 2000. Gains on the sales of loans were favorably impacted during the first quarter of 2001 by lower interest rates and a strong refinancing market compared to the same period in 2000 that experienced a significant slow-down in the refinancing market as a result of rising interest rates. Other income totaled $345 thousand during the three months ended March 31, 2001 compared to $822 thousand in the first quarter of 2000. The current period represents a decrease of $477 thousand or 58.0%. This decrease was primarily the result of a $403 thousand reduction in income from the sale of covered call options in the current period. Non-recurring items included security gains of $4 thousand in the current quarter compared to $8.21 million in the first quarter of 2000. Gains on the sale of securities reflect AREA's ongoing strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions change.

           NON-INTEREST EXPENSES

           The table that follows sets forth the components of non-interest expenses for the three-months ended March 31, 2001, and 2000. The amounts listed below for the three-month periods include adjustments for non-recurring non-interest expenses for comparability purposes.

           NON-INTEREST EXPENSES
           (Amounts in thousands)                      THREE MONTHS ENDED MARCH 31
                                                  --------------------------------------
                                                                                 PERCENT
                                                   2001      2000     CHANGE     CHANGE
                                                  -------   -------   -------    -------
           Salaries and employee benefits         $10,501   $ 9,843   $   658        6.7%
           Net occupancy expenses                   1,625     1,371       254       18.5%
           Furniture and equipment expense          1,870     1,647       223       13.5%
           Federal deposit insurance                  107        78        29       37.2%
           Data processing expense                  1,106     1,298      (192)     (14.8%)
           Advertising and community relations        864       750       114       15.2%
           Insurance and taxes                      1,300     1,051       249       23.7%
           Professional fees                          951     1,324      (373)     (28.2%)
           Amortization of intangibles              1,772     1,238       534       43.1%
           Other                                    3,179     2,748       431       15.7%
                                                  -------   -------   -------    -------
                RECURRING NON-INTEREST EXPENSES    23,275    21,348     1,927        9.0%
           Non-recurring items:
           Merger and acquisition expense              --       382      (382)    (100.0%)
                                                  -------   -------   -------    -------
                TOTAL                             $23,275   $21,730   $ 1,545        7.1%
                                                  =======   =======   =======    =======

           Non-interest expenses totaled $23.28 million for the three-month period ended March 31, 2001. This amount represents an increase of $1.55 million or 7.1% when compared to $21.73 million during the first quarter of 2000. The following analysis excludes $382 thousand of non-recurring non-interest expenses which were merger and acquisition expenses during the first quarter of 2000. The first quarter of 2001 did not contain any non-recurring non-interest expense items. Excluding the non-recurring expenses in the first quarter of 2000, recurring non-interest expenses increased $1.93 million or 9.0% to $23.28 million from $21.35 million in the first quarter of 2000. Salaries and benefits increased $658 thousand or 6.7% to $10.50 million in the first quarter of 2001 from $9.84 million in the same period of 2000 as a result of staff added with the Western Kentucky acquisition (see Note 3 in the accompanying unaudited consolidated financial statements for details), merit increases and the addition of staff required to implement the consolidation of operations as more fully discussed in Note 11 in the accompanying unaudited consolidated financial statements. Net occupancy expenses increased $254 thousand or 18.5% to $1.63 million from $1.37 million during the three-month period ended March 31, 2001, due primarily to expenses related to the modernization of several facilities and the additional branches added as a result of the Western Kentucky acquisition. Furniture and equipment expenses totaled $1.87 million in the first quarter of 2001 compared to $1.65 million during the first quarter of 2000. The current quarter reflected an increase of $223 thousand or 13.5%. The increase was the result of depreciation expense related to furniture and equipment acquired to modernize several of AREA's existing branches. Data processing expenses totaled $1.11 million during the current quarter compared to $1.30 million in the same period in 2000. The decrease, $192 thousand or 14.8% for the quarter reflected economies of scale obtained as a result of the Western Kentucky acquisition and the elimination of Year 2000 costs. Advertising and community relations expense grew $114 thousand or 15.2% to $864 thousand during the current quarter from $750 thousand in the first quarter of 2000. This increase was the result of added marketing expenses incurred to standardize products as well as promotions. Insurance and taxes totaled $1.30 million during the current quarter compared to $1.05 million during the same period in 2000. The increase was $249 thousand or 23.7%. In addition to increases related to the Western Kentucky acquisition, the growth was primarily the result of increased state taxes related to AREA's banks. Professional fees decreased $373 thousand or 28.2% to $951 thousand during the current quarter compared to the first quarter of 2000 which totaled $1.32 million. The decrease during the current quarter was the result of reduced merger and acquisition expenses along with the elimination of professional fees related to Year 2000 readiness. Amortization of intangibles totaled $1.77 million in the quarter ended March 31, 2001. The increase for the quarter was $534 thousand or 43.1 %. This increase was the result of the amortization of intangibles added as a result of the Western Kentucky acquisition. Other non-interest expenses totaled $3.18 million during the current quarter compared to $2.75 million for the same period in 2000. The current quarter reflected an increase of $431 thousand or 15.7%. The increase for the current period compared to the same period last year was largely the result of an increase in office supplies caused by the name change and consolidation of operations.

           INCOME TAX EXPENSE

           Income tax expense totaled $3.15 million for the three-month period ended March 31, 2001 compared to $6.40 million during the first quarter of 2000. The effective tax rate for the three-month period ended March 31, 2001 was 30.3% as compared to 35.6% during the first three months of 2000. The reduction in the effective tax rate in 2001 was primarily the result of the reduction in state income taxes related to security gains recognized in 2000. The effective tax rate differs from the marginal income tax rate of 35% in both 2001 and 2000 due to the effects of tax exempt interest, and goodwill amortization in addition to state income taxes in 2000.

B.         FINANCIAL POSITION

           Total assets decreased $33.89 million or 1.2% to $2.73 billion from December 31, 2000 and increased $53.97 million or 2.0% from March 31, 2000. Assets averaged $2.73 billion in the quarter ended March 31, 2001 compared to $2.52 billion during the same period in 2000. The growth in average assets from the quarter ended March 31, 2000 to the quarter ended March 31, 2001 was $207.83 million or 8.2%. This growth was largely the result of the Western Kentucky acquisition on January 31, 2000 (see Note 3 in the accompanying unaudited consolidated financial statements for details). Earning assets totaled $2.50 billion on March 31, 2001, an increase of $2.52 million or 0.10% over December 31, 2000 earning assets which totaled $2.50 billion. Earning assets grew $38.52 million or 1.6% from March 31, 2000.

           SHORT-TERM INVESTMENTS AND SECURITIES

           Short-term investments, which include interest-bearing deposits with banks and federal funds sold, totaled $35.73 million on March 31, 2001, as compared to $5.99 million at year-end. This increase was the result of the investment of funds obtained as a result of deposit growth and a reduction in loans outstanding.

           Securities represented 21.6% of earning assets on March 31, 2001 and totaled $541.11 million, a decrease of $8.74 million or 1.6% from $549.85 million on December 31, 2000. The securities portfolio decreased $22.69 million or 4.0% from March 31, 2000. The decrease for both the quarter and year-to-date periods were the result of securities being called. The held-to-maturity and available-for-sale portfolios as of March 31, 2001 consisted of 20.2% in U.S. and other government agency securities, 38.7% in mortgage-backed securities, 34.2% in state and municipal securities and 6.9% in equity and other securities. The comparable distributions at December 31, 2000 were 25.0%, 9.8%, 58.5% and 6.7%, respectively.

           LOANS

           Loans, including loans held for sale, decreased $18.48 million or 1.0% to $1.92 billion on March 31, 2001 from $1.94 billion on December 31, 2000. The decrease in the loan portfolio was primarily the result of several large customers reducing or paying-off their loans. Loans including loans held for sale grew $32.73 million or 1.7% over the past year. Loans, including loans held for sale, represent the largest category of earning assets, comprising 76.9% of earning assets as of March 31, 2001, 77.8% as of December 31, 2000 and 76.8% as of March 31, 2000.

           The following table presents the major categories of loans, net of unearned discount:

                                                    MARCH 31    DECEMBER 31   MARCH 31
           (Amounts in thousands)                     2001         2000         2000
                                                   ----------   ----------   ----------
           Commercial                              $  936,924   $  820,160   $  612,343
           Real estate                                700,688      835,863    1,012,710
                                                   ----------   ----------   ----------
           SUBTOTAL - COMMERCIAL AND REAL ESTATE    1,637,612    1,656,023    1,625,053
           Consumer installment and other loans       277,731      279,923      258,535
                                                   ----------   ----------   ----------
           TOTAL                                   $1,915,343   $1,935,946   $1,883,588
                                                   ==========   ==========   ==========

           The changes in the balances of commercial and real estate loans from December 31, 2000 to March 31, 2001 were caused by significant reclassifications between those two categories. The reclassifications were the result of AREA's consolidation of operations (see Note 11 in the accompanying unaudited consolidated financial statements). Commercial and real estate loans were reviewed and changes were made as necessary to reflect banking industry standard classifications used by the consolidated bank.

           DEPOSITS

           Deposits totaled $2.17 billion on March 31, 2001, an increase of $20.29 million or 0.9% from $2.15 billion on December 31, 2000. Non-interest-bearing deposits declined $32.66 million or 9.8% from December 31, 2000. The decrease in non-interest-bearing deposits from year-end totals was partially the result of customers' desire to substitute their non-interest-bearing deposits for interest-bearing deposits plus the effects of corporate customers moving funds into checking accounts over year-end and reducing those balances during the first quarter. Interest-bearing deposits increased $52.95 million or 2.9%. Average deposits increased $52.70 million or 2.5% to $2.15 billion in the three months ended March 31, 2001 compared to the fourth quarter of 2000. Average non-interest-bearing deposits decreased $7.58 million or 2.5% to $291.64 million while average interest-bearing deposits increased $60.28 million or 3.3% to $1.86 billion from the fourth quarter of 2000 to the first quarter of 2001.

           The following table summarizes the composition of deposits:

                                                                  MARCH 31    DECEMBER 31   MARCH 31
           (Amounts in thousands)                                   2001         2000         2000
                                                                 ----------   ----------   ----------
           Non-interest-bearing demand                           $  299,929   $  332,588   $  303,142
           Interest-bearing deposits:
              Interest-bearing demand                               398,345      341,076      329,510
              Savings                                               390,269      427,531      457,926
              Certificates of deposit of $100 thousand or more      270,570      251,388      277,495
              Other time                                            810,524      796,766      684,531
                                                                 ----------   ----------   ----------
                 Total interest-bearing deposits                  1,869,708    1,816,761    1,749,462
                                                                 ----------   ----------   ----------
                 TOTAL DEPOSITS                                  $2,169,637   $2,149,349   $2,052,604
                                                                 ==========   ==========   ==========

           BORROWED FUNDS

           Borrowed funds, which include federal funds purchased, securities sold under agreements to repurchase, notes payable to the U.S. Treasury, advances from the Federal Home Loan Bank and other borrowings, decreased by $59.15 million or 19.6% to $242.43 million from $301.58 million on December 31, 2000. Borrowed funds decreased during the current quarter as a result of using funds obtained from deposit growth and reduced loan balances to pay-down borrowings.

           CAPITAL RESOURCES

           Shareholders' equity totaled $295.84 million at March 31, 2001, an increase of $9.20 million or 3.2% from $286.64 million on December 31, 2000. During the current quarter shareholders' equity grew as a result of net income earned of $7.49 million and an increase totaling $2.77 million in accumulated other comprehensive income. As an off-set to the growth in shareholders' equity, dividends of $1.09 million were paid during the quarter. The increase in accumulated other comprehensive income occurred primarily as a result of AREA's fixed income securities increasing in value due to interest rates declining during the quarter.

           The shareholders' equity-to-asset ratio was 10.82% at March 31, 2001 compared to 10.35% on December 31, 2000.

           Book value per share was $12.17, $11.79 and $11.00 on March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

           During the first quarter of 2000, AREA paid cash dividends of $0.045 per share for a total of $1.09 million.

           A summary of the regulatory capital ratios is shown below:

                                                                                      REGULATORY
                                                                                CAPITAL REQUIREMENTS
                                                     MARCH 31     DECEMBER 31     WELL        MINIMUM
                                                       2001           2000     CAPITALIZED    REQUIRED
                                                     -------        -------    -----------    --------
           Leverage Ratio                              8.01%          7.72%        5.00%        4.00%
           Tier I Risk Based Capital Ratio            10.92%         10.43%        6.00%        4.00%
           Total Risk Based Capital Ratio             12.16%         11.68%       10.00%        8.00%

           ASSET QUALITY

           Each of AREA's affiliated banks provides as an expense an amount for expected loan losses. This amount is called the provision for loan losses and increases the allowance for loan losses. Actual losses on loans are charged against the allowance for loan losses. At March 31, 2001, the allowance for loan losses was $27.17 million or 1.42% of period-end loans, as compared to $27.63 million or 1.43% of loans at December 31, 2000 and $27.54 million or 1.46% of March 31, 2000 loans outstanding. The ratio of the allowance for loan losses to non-performing assets was 362.7% as of March 31, 2001 compared with 356.2% at December 31, 2000 and 368.2% on March 31, 2000.
           Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Non-performing assets totaled $7.49 million on March 31, 2001 compared to $7.76 million on December 31, 2000. The decrease was $267 thousand and occurred as a result of a reduction from $1.97 million to $816 thousand in other real estate owned. Currently, year-to-date net charge-offs (loan charge-offs less recoveries) are at 0.29% (annualized) of average year-to-date loans compared to 0.04% (annualized) during the same period in 2000.

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

           The allocation of the allowance for loan losses is an estimate of the portion which will be used to cover future charge-offs in each loan category, but does not preclude any portion of the allowance allocated to one type of loan from being used to absorb losses of another loan type. This allocation is determined by the estimated loss within each loan pool as well as any specific allocations that may be assigned to specific loans within the same portfolio section with the remainder being assigned to the unallocated category.

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

           The following schedule shows the dollar amount of non-performing assets at March 31, 2001, December 31, 2000 and March 31, 2000, represented by non-accrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing and other real estate owned:

                                                                   MARCH 31    DECEMBER 31   MARCH 31
           (In thousands)                                            2001         2000         2000
                                                                    ------       ------       ------
           Non-accrual loans                                        $1,902       $4,036       $3,406
           Loans contractually past due 90 days or more as to
                interest or principal and still accruing             4,772        1,755        3,412
                                                                    ------       ------       ------
                TOTAL NON-PERFORMING LOANS                           6,674        5,791        6,818
           Other real estate owned                                     816        1,966          661
                                                                    ------       ------       ------
                TOTAL NON-PERFORMING ASSETS                         $7,490       $7,757       $7,479
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

           As of March 31, 2001, 79.3% of total assets were funded by core deposits while 8.9% were funded with secondary sources of liquidity discussed above, compared to 77.6% and 10.9%, respectively, as of December 31, 2000. The percentage of assets funded by core deposits increased during the quarter as a result of an increase in deposits and a corresponding decrease in total assets.

           The net loan-to-deposit ratio decreased from 88.8% on December 31, 2000 to 87.0% on March 31, 2001 primarily as a result of a $20.29 million increase in deposits and a $20.14 million decrease in net loans.

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

           INTEREST RATE SIMULATION SENSITIVITY ANALYSIS

           (In thousands, except per share data)                       CHANGE IN INTEREST RATES FROM
                                                                            MARCH 31, 2001 RATES
                                                              ----------------------------------------------
                                                                    INCREASE                DECREASE
                                                              ---------------------   ----------------------
           SIMULATED IMPACT IN THE NEXT 12 MONTHS              +200BP      +100BP      -100BP       -200BP
                                                              ---------   ---------   ---------    ---------
           Net income increase (decrease)                     $   6,155   $   3,611   $  (3,890)   $  (8,260)
           Net income per share-basic increase (decrease)          0.25        0.15       (0.16)       (0.34)
           Net income per share-diluted increase (decrease)        0.25        0.15       (0.16)       (0.34)

           Given an immediate and sustained parallel shift upward of 200 basis points to the yield curve used in the simulation model, it is estimated that net income for AREA would increase by $6.16 million over the next year. Estimated diluted earnings per share would increase by $0.25 over the same period. A 200 basis point immediate and sustained parallel shift downward in the yield curve would decrease net income by an estimated $8.26 million over the next year while decreasing diluted earnings per share $0.34. All of the above changes in net income are within the policy guidelines established by the Board of Directors.

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

                      *The indicated exhibit is a compensatory plan or
                       arrangement.

           (b) One report on Form 8-K dated January 25, 2001 was filed with the United States Securities and Exchange Commission and reported the following under "Item 5 - Other Events":

                      On January 22, 2001 AREA Bancshares Corporation announced its earnings for both the calendar year 2000 and for the fourth quarter of 2000. AREA reported record annual core operating earnings of $30.57 million, or $1.24 per diluted share, increases of 19.5 percent and 24.0 percent, respectively over 1999. Fourth quarter core operating earnings were $7.95 million, or $0.33 per diluted share, increases of 20.1 percent and 26.9 percent, respectively over the fourth quarter of 1999.

                      In addition, AREA Bancshares also provided a supplemental financial data schedule which was not included with the press release when originally issued on January 22, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AREA BANCSHARES CORPORATION



Date:    May 11, 2001               By: /s/ Thomas R. Brumley
       -----------------                ----------------------------------------
                                        Thomas R. Brumley
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:    May 11, 2001               By: /s/ Edward J. Vega
       -----------------                ----------------------------------------
                                        Edward J. Vega
                                        Senior Vice President-Chief Financial
                                        Officer (Principal Financial Officer)




Date:    May 11, 2001               By: /s/ Gary R. White
       -----------------                ----------------------------------------
                                        Gary R. White
                                        Vice President, Controller
                                        (Principal Accounting Officer)