Form 10-Q
period 2001-06-30
AREA BANCSHARES CORP
filed 2001-08-14
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For quarter ended June 30, 2001

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

               Class:  Common stock
               No Par Value
               Shares Outstanding: As of July 31, 2001: 24,316,438

                           AREA BANCSHARES CORPORATION

                               TABLE OF CONTENTS

                                                                                                       PAGE NUMBER
                                                                                                       -----------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited consolidated balance sheets, June 30, 2001, December 31, 2000
              and June 30, 2000                                                                             3

              Unaudited consolidated statements of income, three and six months ended
              June 30, 2001 and 2000                                                                        4

              Unaudited consolidated statements of comprehensive income, three and six months ended
              June 30, 2001 and 2000                                                                        5

              Unaudited consolidated statement of shareholders' equity, six months ended
              June 30, 2001                                                                                 6

              Unaudited consolidated statements of cash flows for the six months ended
              June 30, 2001 and 2000                                                                        7

              Notes to unaudited consolidated financial statements                                          9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        16

              Results of operations                                                                        17

              Financial position                                                                           27

              Liquidity                                                                                    30

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   31

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            32

     Item 2.  Changes in Securities                                                                        32

     Item 3.  Defaults Upon Senior Securities                                                              32

     Item 4.  Submission of Matters to a Vote of Security Holders                                          33

     Item 5.  Other Information                                                                            33

     Item 6.  Exhibits and Reports on Form 8-K                                                             33

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                 JUNE 30     DECEMBER 31      JUNE 30
                                                                                  2001           2000           2000
ASSETS
Cash and due from banks                                                       $    81,623    $   118,951    $   101,160
Interest-bearing deposits with banks                                                4,910          4,775          4,947
Federal funds sold                                                                     28          1,215             --
Securities:
     Available for sale (amortized cost of $359,023, $395,196 and $379,221)       389,446        422,496        396,369
     Held to maturity (fair value of $150,400, $131,664, and $156,371)            145,787        127,349        154,792
                                                                              -----------    -----------    -----------
          TOTAL SECURITIES                                                        535,233        549,845        551,161
                                                                              -----------    -----------    -----------
Mortgage loans held for sale                                                       18,467          7,199          7,770

Loans, net of unearned discount                                                 1,929,370      1,935,946      1,924,262
     Less allowance for loan losses                                                27,435         27,630         27,456
                                                                              -----------    -----------    -----------
          NET LOANS                                                             1,901,935      1,908,316      1,896,806
                                                                              -----------    -----------    -----------
Premises and equipment, net                                                        48,347         49,991         50,367
Goodwill and other intangible assets                                               60,395         63,945         66,882
Other assets                                                                       62,701         64,233         54,268
                                                                              -----------    -----------    -----------
          TOTAL ASSETS                                                        $ 2,713,639    $ 2,768,470    $ 2,733,361
                                                                              ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest-bearing demand                                                $   294,510    $   332,588    $   310,635
   Interest-bearing                                                             1,807,633      1,816,761      1,744,583
                                                                              -----------    -----------    -----------
          TOTAL DEPOSITS                                                        2,102,143      2,149,349      2,055,218
                                                                              -----------    -----------    -----------
Federal funds purchased and securities sold under agreements to repurchase        168,725        147,627        160,335
Notes payable to the U.S. Treasury                                                 15,000          7,847         28,147
Advances from the Federal Home Loan Bank                                           41,253         82,622        133,363
Other borrowings                                                                   57,987         63,483         62,125
Accrued expenses and other liabilities                                             26,460         30,903         23,449
                                                                              -----------    -----------    -----------
          TOTAL LIABILITIES                                                     2,411,568      2,481,831      2,462,637
                                                                              -----------    -----------    -----------
          SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 500,000 shares; none issued                  --             --             --
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding June 30, 2001, 24,312,329; December 31, 2000,
     24,317,568; and June 30, 2000, 16,316,848                                     37,223         37,231         28,109
Paid-in capital                                                                    35,632         35,632         35,632
Retained earnings                                                                 210,091        196,758        196,289
Accumulated other comprehensive income                                             19,361         17,328         11,182
Deferred compensation on restricted stock                                            (236)          (310)          (393)
ESOP and MRP loan obligations                                                          --             --            (95)
                                                                              -----------    -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY                                              302,071        286,639        270,724
                                                                              -----------    -----------    -----------
Commitments and contingent liabilities
                                                                              -----------    -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 2,713,639    $ 2,768,470    $ 2,733,361
                                                                              ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  (Amounts in thousands, except per share data)

                                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                     JUNE 30               JUNE 30

                                                                                 2001       2000       2001      2000
Interest income:
     Loans, including fees                                                     $ 41,019    $43,136   $ 83,718   $81,705
     Interest-bearing deposits with banks                                            51         93        121       185
     Federal funds sold                                                             221          8        484       425
     Taxable securities                                                           6,758      6,177     13,724    11,534
     Tax exempt securities                                                        2,558      2,393      4,973     4,649
                                                                               --------    -------   --------   -------
          TOTAL INTEREST INCOME                                                  50,607     51,807    103,020    98,498
                                                                               --------    -------   --------   -------
Interest expense:
     Interest on deposits                                                        19,710     19,180     41,482    36,029
     Interest on borrowings                                                       2,970      5,707      6,453    10,865
                                                                               --------    -------   --------   -------
          TOTAL INTEREST EXPENSE                                                 22,680     24,887     47,935    46,894
                                                                               --------    -------   --------   -------
          NET INTEREST INCOME                                                    27,927     26,920     55,085    51,604

Provision for loan losses                                                           900        314      1,800       636
                                                                               --------    -------   --------   -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         27,027     26,606     53,285    50,968
                                                                               --------    -------   --------   -------
Non-interest income:
     Commissions and fees on fiduciary activities                                 1,540      1,507      3,122     2,863
     Service charges on deposit accounts                                          3,600      3,216      7,025     5,997
     Other service charges, commissions and fees                                  2,018      2,189      3,870     4,130
     Security gains (losses), net                                                    (4)     7,396         --    15,604
     Gains on sales of loans, net                                                   340        151        558       273
     Other non-interest income                                                      180        669        525     1,634
                                                                               --------    -------   --------   -------
          TOTAL NON-INTEREST INCOME                                               7,674     15,128     15,100    30,501
                                                                               --------    -------   --------   -------
Non-interest expenses:
     Salaries and employee benefits                                               9,980     10,128     20,481    20,027
     Net occupancy expense                                                        1,679      1,513      3,304     2,884
     Furniture and equipment expense                                              1,850      1,821      3,720     3,468
     Federal deposit insurance                                                      100        104        207       182
     Data processing expense                                                      1,071      1,449      2,177     2,947
     Amortization of intangibles                                                  1,773      2,235      3,545     3,473
     Other non-interest expenses                                                  6,557      6,282     12,851    12,281
                                                                               --------    -------   --------   -------
          TOTAL NON-INTEREST EXPENSES                                            23,010     23,532     46,285    45,262
                                                                               --------    -------   --------   -------
      Income before income tax expense and cumulative effect of change
           in accounting principle                                               11,691     18,202     22,100    36,207
Income tax expense                                                                3,550      6,499      6,703    12,901
                                                                               --------    -------   --------   -------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 8,141     11,703     15,397    23,306
Cumulative effect of change in accounting principle, net of tax                      --         --        230        --
                                                                               --------    -------   --------   -------
           NET INCOME                                                          $  8,141    $11,703   $ 15,627   $23,306
                                                                               ========    =======   ========   =======
Per common share:
   Income before cumulative effect of change in accounting principle-basic     $   0.33    $  0.48   $   0.63   $  0.95
   Cumulative effect of change in accounting principle, net of tax                   --         --       0.01        --
                                                                               --------    -------   --------   -------
   Net income per share-basic                                                  $   0.33    $  0.48   $   0.64   $  0.95
                                                                               ========    =======   ========   =======
   Income before cumulative effect of change in accounting principle-diluted   $   0.33    $  0.47   $   0.63   $  0.94
   Cumulative effect of change in accounting principle, net of tax                   --         --       0.01        --
                                                                               --------    -------   --------   -------
   Net income per share-diluted                                                $   0.33    $  0.47   $   0.64   $  0.94
                                                                               ========    =======   ========   =======

     Cash dividends                                                            $  0.045    $  0.04   $   0.09   $ 0.077

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Amounts in thousands)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30
                                                                                 2001        2000
Net income                                                                     $  8,141    $ 11,703

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding losses arising during the period                     (742)     (4,906)
           Less reclassification adjustment for gains included in net income          3       4,234
                                                                               --------    --------
Other comprehensive income (loss)                                                  (739)     (9,140)
                                                                               --------    --------
COMPREHENSIVE INCOME                                                           $  7,402    $  2,563
                                                                               ========    ========

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30
                                                                                 2001        2000
Net income                                                                     $ 15,627    $ 23,306

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period            2,033      (4,364)
           Less reclassification adjustment for gains included in net income         --       8,976
                                                                               --------    --------
Other comprehensive income (loss)                                                 2,033     (13,340)
                                                                               --------    --------
COMPREHENSIVE INCOME                                                           $ 17,660    $  9,966
                                                                               ========    ========




SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
             (Amounts in thousands, except share and per share data)

                                       COMMON        COMMON      PAID-IN    RETAINED    ACCUMULATED      DEFERRED
                                       STOCK-        STOCK-      CAPITAL    EARNINGS       OTHER       COMPENSATION      TOTAL
                                       SHARES        AMOUNT                            COMPREHENSIVE   ON RESTRICTED
                                                                                           INCOME          STOCK
Balance, December 31, 2000            24,317,568    $ 37,231    $ 35,632    $ 196,758      $17,328         $(310)       $286,639

Net income                                                                     15,627                                     15,627
Cash dividends declared ($0.09 per
   share)                                                                      (2,188)                                    (2,188)
Stock options exercised,
including  tax benefits                    4,761           7                       24                                         31
Repurchase of common stock               (10,000)        (15)                    (130)                                      (145)
Amortization of deferred
   compensation on restricted stock                                                                          74               74
Change in other accumulated
   comprehensive income (loss),
   net of tax                                                                                2,033                         2,033
                                      ----------    --------    --------    ---------      -------         -----        --------
BALANCE, JUNE 30, 2001                24,312,329    $ 37,223    $ 35,632    $ 210,091      $19,361         $(236)       $302,071
                                      ==========    ========    ========    =========      =======         =====        ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Amounts in thousands)

                                                                                   2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $  15,627    $  23,306
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                                      1,800          636
     Depreciation, amortization and accretion, net                                  2,557        4,767
     Amortization of goodwill                                                       2,274        2,359
     Gain on sales of securities, net                                                  --      (15,604)
     Gain on sales of loans, net                                                     (558)        (273)
     Loss (gain) on sales of other real estate owned                                   64          (36)
     Deferred income taxes                                                           (309)       3,888
     Loss (gain) on disposals of equipment                                             10          (53)
     Purchases and origination of mortgage loans held for sale                     (3,362)      (2,854)
     Proceeds from sales of mortgage loans held for sale                           56,118       24,692
     Other, net                                                                    (4,146)      (2,093)
                                                                                ---------    ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                70,075       38,735
                                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) decrease in interest-bearing deposits with banks                     (135)       1,063
     Proceeds from sales of securities available for sale                          48,563       88,666
     Proceeds from sales of securities held to maturity                             1,289           --
     Proceeds from maturities of securities available for sale                         --       84,246
     Proceeds from maturities of securities held to maturity                           --        4,383
     Calls of securities available for sale                                        56,691           --
     Calls of securities held to maturity                                           8,850          829
     Purchases of securities available for sale                                   (67,891)    (133,278)
     Purchases of securities held to maturity                                     (27,321)      (6,498)
     Decrease in federal funds sold and securities
        purchased under agreements to resell                                        1,187       27,250
     Loans originated, net of principal collected on loans                        (60,758)     (95,579)
     Purchases of premises and equipment, net                                      (2,010)      (1,516)
     Proceeds from sale of premises and equipment                                      18          190
     Proceeds from sales of other real estate owned                                 2,236          214
     Purchase of banks, net of cash and due from banks                                 --      (52,563)
                                                                                ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES                                   (39,281)     (82,593)
                                                                                ---------    ---------



                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Amounts in thousands)

                                                                                   2001         2000
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in deposits                                            $ (47,206)   $  15,467
     Increase (decrease) in federal funds purchased and securities sold under
          agreements to repurchase                                                 21,098      (33,405)
     Increase (decrease) in notes payable to the U.S. Treasury                      7,153       13,213
     Decrease in advances from the Federal Home Loan Bank                         (41,369)      (4,577)
     (Decrease) increase in other borrowings                                       (5,496)      61,990
     Proceeds from issuance of common stock and stock options exercised                31          156
     Repurchase of common stock                                                      (145)      (4,546)
     Cash dividends paid                                                           (2,188)      (1,878)
                                                                                ---------    ---------
          NET CASH USED IN FINANCING ACTIVITIES                                   (68,122)      46,420
                                                                                ---------    ---------
(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                    (37,328)       2,562
CASH AND DUE FROM BANKS, JANUARY 1                                                118,951       98,598
                                                                                ---------    ---------
CASH AND DUE FROM BANKS, JUNE 30                                                $  81,623    $ 101,160
                                                                                =========    =========
Cash flow information:
     Income tax payments                                                        $   8,500    $   6,500
     Interest payments                                                          $  51,106    $  44,065
Non-cash transactions:
     Loans transferred to other real estate owned                               $   1,547    $     268





SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying unaudited consolidated financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

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

NOTE 2.    BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS)

           On January 31, 2000 AREA acquired Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky ("Western Kentucky Group"). AREA paid $77.75 million in cash for these banking companies. On January 31, 2000, total assets of these four affiliated banking companies were $383.35 million, total loans were $220.03 million, total deposits were $327.97 million and total shareholders' equity was $43.97 million. The transaction was accounted for as a purchase transaction; accordingly, the results of operations of these banks have been included in the unaudited consolidated financial statements since the date of acquisition. In conjunction with the acquisition, approximately $32.95 million of intangible assets were recorded and are being amortized over a 10 to 20-year period.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 3.    ADOPTION OF NEW ACCOUNTING PRINCIPLE

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

           On January 1, 2001, AREA implemented SFAS No. 133, as amended. At that date, the Company had three interest rate swap agreements. One of the agreements, with a notional value of $10 million was classified as a fair value hedge. Upon implementation of SFAS No. 133, as amended, these derivative instruments were recognized in the financial statements. An asset related to the derivative instruments of $354 thousand, an increase in deferred tax liabilities of $124 thousand and a cumulative effect of the change in accounting principle of $230 thousand were recorded.

           During the first quarter of 2001 an interest rate swap with a notional value of $40 million was terminated. Proceeds of $140 thousand were received in consideration of this termination.

           As of June 30, 2001, AREA had swaps outstanding with a notional value of $16.29 million. During the quarter ended June 30, 2001, $11.69 thousand was recognized as an expense to adjust the swaps to market value while $21.0 thousand was recorded as net interest income as a result of the net payments received from counter parties to the swap agreements.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

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

           Diluted earnings per share give effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share are as follows:

                                                                                        THREE MONTHS            SIX MONTHS
           (Amounts in thousands, except per share data)                                ENDED JUNE 30          ENDED JUNE 30
                                                                                        2001      2000        2001       2000
                                                                                       -------   -------   ----------   -------
           Income before cumulative effect of change in accounting principle,
                basic and diluted                                                      $ 8,141   $11,703   $   15,397   $23,306
           Cumulative effect of change in accounting principle, net of taxes                --        --          230        --
                                                                                       -------   -------   ----------   -------
           NET INCOME, BASIC AND DILUTED                                               $ 8,141   $11,703   $   15,627   $23,306
                                                                                       =======   =======   ==========   =======
           Average shares outstanding                                                   24,317    24,527       24,318    24,573
           Effect of dilutive securities                                                    54       273           59       276
                                                                                       -------   -------   ----------   -------
           AVERAGE SHARES OUTSTANDING INCLUDING DILUTIVE SECURITIES                     24,371    24,800       24,377    24,849
                                                                                       =======   =======   ==========   =======
           Income before cumulative effect of change in accounting principle, basic    $  0.33   $  0.48   $     0.63   $  0.95
           Cumulative effect of change in accounting principle, net of taxes, basic         --        --         0.01        --
                                                                                       -------   -------   ----------   -------
           NET INCOME, BASIC                                                           $  0.33   $  0.48   $     0.64   $  0.95
                                                                                       =======   =======   ==========   =======
           Income before cumulative change in accounting principle, diluted            $  0.33   $  0.47   $     0.63   $  0.94
           Cumulative effect of change in accounting principle, net of taxes,
                diluted                                                                     --        --         0.01        --
                                                                                       -------   -------   ----------   -------
           NET INCOME, DILUTED                                                         $  0.33   $  0.47   $     0.64   $  0.94
                                                                                       =======   =======   ==========   =======

NOTE 5.    SECURITIES

           The amortized cost and approximate fair values of securities as of June 30, 2001 and December 31, 2000 are as follows:

           JUNE 30, 2001
           SECURITIES AVAILABLE FOR SALE                      AMORTIZED   UNREALIZED   UNREALIZED       FAIR
           (Amounts in thousands)                                COST        GAINS       LOSSES        VALUE
                                                               --------     -------     --------     --------
           U.S. Treasury and Federal agencies                  $ 70,079     $ 1,599     $     --     $ 71,678
           Obligations of state and political subdivisions       47,532       1,424          123       48,833
           Mortgage-backed securities                           225,609       5,614           71      231,152
           Equity and other securities                           15,803      21,980           --       37,783
                                                               --------     -------     --------     --------
                                                               $359,023     $30,617     $    194     $389,446
                                                               ========     =======     ========     ========

           During the first six months of 2001, the after-tax net unrealized gain reported as a separate component of equity (accumulated other comprehensive income) increased from $17.33 million on December 31, 2000 to $19.36 million on June 30, 2001, thus increasing shareholders' equity. The increase was primarily the result of the effect of falling interest rates on AREA's fixed income securities.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 5.    SECURITIES (CONTINUED)

           DECEMBER 31, 2000
           SECURITIES AVAILABLE FOR SALE                     AMORTIZED     UNREALIZED  UNREALIZED      FAIR
           (Amounts in thousands)                               COST         GAINS       LOSSES       VALUE
                                                               --------     -------     --------     --------
           U.S. Treasury and Federal agencies                  $136,155     $ 1,548     $    240     $137,463
           Obligations of state and political subdivisions      190,520       4,045          215      194,350
           Mortgage-backed securities                            52,737       1,198          200       53,735
           Equity and other securities                           15,784      21,164           --       36,948
                                                               --------     -------     --------     --------
                                                               $395,196     $27,955     $    655     $422,496
                                                               ========     =======     ========     ========
           JUNE 30, 2001
           SECURITIES HELD TO MATURITY                       AMORTIZED     UNREALIZED  UNREALIZED      FAIR
           (Amounts in thousands)                               COST         GAINS       LOSSES       VALUE
                                                               --------     -------     --------     --------
           Obligations of state and political subdivisions     $145,787     $ 4,895     $    282     $150,400
                                                               ========     =======     ========     ========
           DECEMBER 31, 2000
           SECURITIES HELD TO MATURITY                       AMORTIZED     UNREALIZED  UNREALIZED      FAIR
           (Amounts in thousands)                               COST         GAINS       LOSSES       VALUE
                                                               --------     -------     --------     --------
           Obligations of state and political subdivisions     $127,349     $ 4,341     $     26     $131,664
                                                               ========     =======     ========     ========

NOTE 6.    NEW ACCOUNTING STANDARDS

           In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

           The provisions of SFAS No. 141 are required to be adopted immediately and SFAS No. 142 will be effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 6.    NEW ACCOUNTING STANDARDS (CONTINUED)

           SFAS No. 141 will require upon adoption of SFAS No. 142, that AREA evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and that AREA make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, AREA will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, a test will be required to be made of the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

           In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. This will be accomplished through the identification of reporting units and determination of the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. AREA will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and then the second step of the transitional impairment test must be performed. (In the second step, the implied fair value must be compared to the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the carrying amount, both of which would be measured as of the date of adoption.) This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of earnings.

           As of the date of adoption of SFAS No. 142, AREA expects to have unamortized goodwill in the amount of $48.98 million and unamortized identifiable intangible assets in the amount of $5.70 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Pre-tax amortization expense related to goodwill was $4.44 million and $2.27 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

NOTE 7.    SEGMENT INFORMATION

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 7.    SEGMENT INFORMATION (CONTINUED)

           COMMERCIAL AND RETAIL BANKING (CONTINUED)

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

           The following unaudited financial information summarizes the results for AREA's two lines of business for the three and six-month periods ended June 30, 2001. Prior to the third quarter of 2000, AREA's lines of business were not separated, thus information for the quarter and year-to-date periods ended June 30, 2000 are not available.

           As of June 30, 2001, substantially all of AREA's assets were committed to the commercial and retail banking segment. The total assets of AREA Trust were $10.68 million on June 30, 2001.

           SEGMENT INFORMATION
           (Amounts in thousands)

                                                                                THREE MONTHS ENDED JUNE 30, 2001
                                                                               COMMERCIAL
                                                                               AND RETAIL
                                                                                 BANKING     TRUST   CONSOLIDATED
                                                                                 -------     -----   ------------
           Net interest income                                                   $27,927     $   --     $27,927
           Provision for loan losses                                                 900         --         900
           Non-interest income                                                     6,127      1,547       7,674
           Non-interest expenses                                                  21,978      1,032      23,010
                                                                                 -------     ------     -------
           Income before income taxes and cumulative effect of change
                in accounting principle                                           11,176        515      11,691
           Income taxes                                                            3,364        186       3,550
                                                                                 -------     ------     -------
           Income before cumulative effect of change in accounting principle       7,812        329       8,141
           Cumulative effect of change in accounting principle, net of taxes          --         --          --
                                                                                 -------     ------     -------
           NET INCOME                                                            $ 7,812     $  329     $ 8,141
                                                                                 =======     ======     =======


                                                                                 SIX MONTHS ENDED JUNE 30, 2001
                                                                               COMMERCIAL
                                                                               AND RETAIL
                                                                                 BANKING     TRUST   CONSOLIDATED
                                                                                 -------     -----   ------------
           Net interest income                                                   $55,085     $   --     $55,085
           Provision for loan losses                                               1,800         --       1,800
           Non-interest income                                                    11,965      3,135      15,100
           Non-interest expenses                                                  43,972      2,313      46,285
                                                                                 -------     ------     -------
           Income before income taxes and cumulative effect of change
                in accounting principle                                           21,278        822      22,100
           Income taxes                                                            6,408        295       6,703
                                                                                 -------     ------     -------
           Income before cumulative effect of change in accounting principle      14,870        527      15,397
           Cumulative effect of change in accounting principle, net of taxes         230         --         230
                                                                                 -------     ------     -------
           NET INCOME                                                            $15,100     $  527     $15,627
                                                                                 =======     ======     =======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 8.    INTANGIBLES

           As of June 30, 2001, intangibles totaled $60.40 million compared to $63.95 million on December 31, 2000. The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $51.25 million and $52.96 million net of accumulated amortization as of June 30, 2001 and December 31, 2000, respectively, is being amortized over 10-20 year periods on a straight-line basis. Other intangible assets consist of the book value of core deposits purchased of approximately $9.15 million and $10.42 million, net of accumulated amortization, as of June 30, 2001 and December 31, 2000, respectively, which is being amortized by an accelerated method over ten years. Amortization expense for the three-month periods ended June 30, 2001 and 2000 was $1.77 million and $2.24 million, respectively. Amortization expense for the six-month periods ended June 30, 2001 and 2000 was $3.55 million and $3.47 million, respectively.

           In addition to the intangibles described above, which were the result of acquisitions accounted for using the purchase method of accounting, AREA also had $2.0 million as of June 30, 2001 and $2.12 million as of December 31, 2000 of originated and purchased mortgage servicing rights net of amortization which are being amortized over the lives of the related mortgages.

NOTE 9.    STOCK SPLIT

            During November 2000, AREA's Board of Directors declared a 3-for-2 stock split of AREA's common stock, payable in December 2000. The stock split resulted in the issuance of 8.11 million shares of common stock along with a corresponding capitalization of $9.31 million of retained earnings. All references to the number of shares (other than common stock issued or outstanding on the June 30, 2000 Consolidated Balance Sheet), per share amounts, cash dividends and any other references to shares in the consolidated financial statements and accompanying Notes to Consolidated Financial Statements, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options and restricted awards have been adjusted to reflect the split.

NOTE 10.   NAME CHANGE AND CONSOLIDATION OF OPERATIONS

           Prior to the third quarter of 2000, each of AREA's seventeen banks were operated separately under individual charters. Each bank operated within its local market and retained its individual name. Management made the decision to merge the individual charters of all the banks with the exception of The Vine Street Trust Company and adopt a common name, AREA Bank. In addition to better name recognition, AREA's extensive investment in technology was optimized to reduce redundancies resulting from numerous charters. In addition, customers are able to receive better service through a wider range of products.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           GENERAL

           AREA, the largest bank holding company headquartered in Kentucky, is a $2.71 billion multi-bank holding company with its principal offices in Owensboro, Kentucky. As of June 30, 2001, AREA owned two banks ("banking affiliates") and a trust company conducting business in offices throughout Kentucky (see Note 10 in the accompanying unaudited financial statements for details). The banking affiliates provide a wide range of financial services, such as accepting demand and time deposits; providing checking and money market accounts; making commercial, consumer and mortgage loans; issuing and servicing credit cards; leasing; providing trust services for personal and corporate customers; providing safe deposit facilities; and offering alternative investments and brokerage services. The trust company offers comprehensive trust and investment services to a broad range of companies and individuals. As of June 30, 2001, AREA had approximately $1.34 billion of assets under management through AREA Trust and the trust department of The Vine Street Trust Company. AREA also has seven active non-bank affiliates that provide services incidental to AREA's operations. AREA has established an internet website (http://www.abcbank.com) which provides additional information about the products and services offered by its affiliates.

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

           AFFILIATED BANKS AND TRUST COMPANY

           The two affiliated banks had 72 banking locations as of June 30, 2001. These banks serve both rural and metropolitan areas. As of June 30, 2001, AREA Bank had total assets of $2.39 billion and The Vine Street Trust Company had total assets of $278.65 million. AREA Trust had $1.08 billion of assets under management while The Vine Street Trust Company managed $257 million of trust assets.

           The discussion that follows is intended to provide additional insight into AREA's financial condition and results of operations which includes the acquisition of the Western Kentucky Group on January 31, 2000 (see Note 2 in the accompanying unaudited consolidated financial statements for details of this transaction). Where considered significant, the impact of this transaction on AREA's results of operations and financial condition is discussed. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Item 1 of
           Part I of this Form 10-Q.

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

A.          RESULTS OF OPERATIONS

            Net income for the quarter ended June 30, 2001 was $8.14 million versus $11.70 million in the same period of 2000. Diluted earnings per share for the second quarter of 2001 were $0.33 compared to $0.47 for the same period in 2000. The decrease during the current quarter compared to the second quarter of 2000 was $3.56 million or 30.4% for net income and $0.14 or 29.8% per diluted share. Return on average assets was 1.20% (annualized) in the second quarter of 2001 compared to 1.73% (annualized) in the same period of last year. Return on average equity was 10.93% (annualized) in the second quarter of 2001 compared to 17.22% (annualized) during the first three months of 2000.

            The reduction in earnings during the current quarter compared to the second quarter of 2000 was largely the result of a decrease in security gains from $4.23 million after-taxes ($7.40 million pre-tax) or $0.17 per diluted share to a net security loss of $3 thousand after-taxes ($4 thousand pre-tax) in the second quarter of 2001. Net interest income on a taxable equivalent basis increased $1.04 million or 3.7% to $29.29 million in the current quarter compared to the same period in 2000, non-interest income (excluding infrequently occurring items) decreased $54 thousand or 0.7% to $7.68 million and non-interest expenses decreased $522 thousand or 2.2% to $23.01 million during the current quarter compared to the second quarter of 2000. The gains on the sale of securities during the second quarter of 2000 reflected AREA's strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions warranted.

            Year-to-date net earnings were $15.63 million compared to $23.31 million for the first six months of 2000. Diluted earnings per share totaled $0.64 in the first half of 2001 compared to $0.94 during the same period in 2000. The year-to-date decreases were $7.68 million or 32.9% for net income and $0.30 or 31.9% per diluted share. Net income for the first six months of the year resulted in a return on average assets of 1.16% (annualized) compared to 1.78% (annualized) during the first six months of 2000 and a return on average equity of 10.70% (annualized) versus 17.82% (annualized) in the first half of 2000.

            The reduction in earnings during the current six-month period compared to the first six months of 2000 was largely the result of a decrease in security gains of $8.98 million after-taxes ($15.60 million pre-tax) or $0.37 per diluted share. During the first six months of 2001 security gains and losses netted to zero. Net interest income on a taxable equivalent basis increased $3.59 million or 6.6% to $57.77 million in the first half of 2001 compared to the same period in 2000, non-interest income (excluding infrequently occurring items) increased $346 thousand or 2.3% to $15.10 million. These increases were partially off-set by a $1.41 million or 3.1% increase to $46.29 million in non-interest expenses. The gains on the sale of securities during the first six months of 2000 reflected AREA's strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions warranted.

A.          RESULTS OF OPERATIONS (CONTINUED)

            The current year-to-date period includes the results of operations of the Western Kentucky Group (see Note 2 in the accompanying unaudited consolidated financial statements) for the entire six months while the first half of 2000 included the Western Kentucky Group from January 31, 2000 (date of acquisition). Identification of the various components of income and expense for the Western Kentucky group is not possible as a result of the consolidation of operations of the Western Kentucky Group into AREA Bank (see Note 10 in the accompanying unaudited consolidated financial statements).

            CORE OPERATING NET INCOME

            AREA believes that a meaningful comparison of the results of operations excludes infrequently occurring items. Although these calculations are helpful in understanding the performance of AREA, core operating net income should not be considered a substitute for net income or cash flow as indicators of AREA's financial performance or its ability to generate liquidity. In addition, core operating net income are not in accordance with accounting principles generally accepted in the United States of America and may not allow comparison with other bank holding companies.

            As shown in the following table, AREA recorded a $3 thousand after-tax ($4 thousand pre-tax) loss on the sale of securities in the second quarter of 2001, while during the second quarter of 2000 security gains totaling $4.23 million after-tax ($7.40 million pre-tax) or $0.17 per diluted share were recorded. Core operating income during the second quarter of 2001 and 2000, which is net income adjusted for these items, totaled $8.14 million or $0.33 per diluted share and $7.47 million or $0.30 per diluted share, respectively. Core operating net income increased $675 thousand or 9.0% while core operating diluted earnings per share increased $0.03 or 10.0% from the second quarter of 2000.

            During the first six months of 2001 there were no infrequent items, however during the first half of 2000 security gains totaling $8.98 million after-tax ($15.60 million pre-tax), or $0.37 per diluted share were recorded, a gain totaling $93 thousand after-tax ($143 thousand pre-tax) on the sale of fixed assets was recognized and merger-related adjustments were made which totaled $248 thousand after-tax ($382 thousand pre-tax), or $0.01 per diluted share, in connection with the acquisition of the Western Kentucky Group were recorded. Core operating net income, which is net income adjusted for these items, increased $1.14 million or 7.9% to $15.63 million while core operating diluted earnings per share increased $0.06 or 10.3% to $0.64 from $0.58 in the first six months of 2000.

            The following table presents the core operating net income and various core operating performance ratios:

           (Amounts in thousands, except percentages)          THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                              2001         2000      CHANGE       2001        2000        CHANGE
                                                           ----------   ----------   -------   ----------   ----------   --------
           Net income as reported                          $    8,141   $   11,703   $(3,562)  $   15,627   $   23,306   $ (7,679)
           Add or (deduct) net of taxes:
           Gains on security transactions                           3       (4,234)    4,237           --       (8,976)     8,976
           Gain on the sale of premises and equipment              --           --        --           --          (93)        93
           Merger/acquisition-related adjustments                  --           --        --           --          248       (248)
                                                           ----------   ----------   -------   ----------   ----------   --------
           CORE OPERATING NET INCOME                       $    8,144   $    7,469   $   675   $   15,627   $   14,485   $  1,142
                                                           ==========   ==========   =======   ==========   ==========   ========
           Core operating basic earnings per share         $     0.33   $     0.31   $  0.02   $     0.64   $     0.59   $   0.05
           Core operating diluted earnings per share       $     0.33   $     0.30   $  0.03   $     0.64   $     0.58   $   0.06
           Core operating return on average assets (1)           1.20%        1.10%     0.10%        1.16%        1.11%      0.05%
           Core operating return on average equity (1)          10.93%       10.99%    (0.06%)      10.70%       11.03%     (0.33%)
           Core operating efficiency ratio                      62.25%       65.40%    (3.15%)      63.52%       65.10%     (1.58%)

           (1) Annualized

           The table on the following page provides selected operating data, per share data, selected ratios and average balances for the three and six-month periods ended June 30, 2001 and 2000:

A.         RESULTS OF OPERATIONS (CONTINUED)

           (Amounts in thousands, except percentages)          THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
              and per share data)                             2001         2000      CHANGE       2001        2000        CHANGE
                                                           ----------   ----------   -------   ----------   ----------   --------
           OPERATING DATA
             Income before cumulative effect of change
                  in accounting principle                  $    8,141   $   11,703   $(3,562)  $   15,397   $   23,306   $ (7,909)
             Cumulative effect of change in accounting
                  principle, net of taxes                          --           --        --          230           --        230
             Net income                                         8,141       11,703    (3,562)      15,627       23,306     (7,679)
             Core operating net income (1)                      8,144        7,469       675       15,627       14,485      1,142
           PER SHARE DATA
             Basic earnings per share-before cumulative
                  effect of change in accounting principle       0.33         0.48     (0.15)        0.63         0.95      (0.32)
             Cumulative effect of change in accounting
                  principle, net of taxes                          --           --        --         0.01           --       0.01
             Basic earnings per share                            0.33         0.48     (0.15)        0.64         0.95      (0.31)
             Core operating basic earnings per share (1)         0.33         0.31      0.02         0.64         0.59       0.05
             Diluted earnings per share-before cumulative
                  effect of change in accounting principle       0.33         0.47     (0.14)        0.63         0.94      (0.31)
             Cumulative effect of change in accounting
                  principle                                        --           --        --         0.01           --       0.01
             Diluted earnings per share                          0.33         0.47     (0.14)        0.64         0.94      (0.30)
             Core operating diluted earnings per share (1)       0.33         0.30      0.03         0.64         0.58       0.06
             Cash dividends per share                           0.045         0.04     0.005         0.09        0.077      0.013
             Book value at June 30                              12.42        11.11      1.31        12.42        11.11       1.31
             Market price at June 30                            16.50        14.87      1.63        16.50        14.87       1.63
           SELECTED RATIOS AND DATA
             Return on average assets (2)                        1.20%        1.73%    (0.53%)       1.16%        1.78%     (0.62%)
             Core operating return on average assets (1)(2)      1.20%        1.10%     0.10%        1.16%        1.11%      0.05%
             Return on average equity (2)                       10.93%       17.22%    (6.29%)      10.70%       17.82%     (7.12%)
             Core operating return on average equity (1)(2)     10.93%       10.99%    (0.06%)      10.70%       11.03%     (0.33%)
             Efficiency ratio                                   62.25%       54.25%     8.00%       63.52%       53.45%     10.07%
             Core efficiency ratio (1)                          62.25%       65.40%    (3.15%)      63.52%       65.10%     (1.58%)
             Net interest margin (2)                             4.64%        4.51%     0.13%        4.61%        4.47%      0.14%
             Equity-to-assets                                   11.13%        9.90%     1.23%       11.13%        9.90%      1.23%
             Allowance for loan losses to loans                  1.42%        1.43%    (0.01%)       1.42%        1.43%     (0.01%)
             Allowance for loan losses to non-performing
                 assets                                         308.5%       360.2%    (51.7%)      308.5%       360.2%     (51.7%)
             Non-performing loans to total loans                 0.40%        0.36%     0.04%        0.40%        0.36%      0.04%
           AVERAGE BALANCES
             Total assets                                  $2,725,143   $2,719,521   $ 5,622   $2,728,084   $2,630,914   $ 97,170
             Earning assets                                 2,531,489    2,517,111    14,378    2,525,671    2,437,853     87,818
             Shareholders' equity                             298,843      273,400    25,443      294,416      263,032     31,384

           (1) Excludes items presented in the Core Operating Net Income table above.
           (2)   Percentages annualized.

           CORE OPERATING CASH-BASED EARNINGS

           AREA believes it is important to also disclose cash-based core operating net income, which excludes infrequently occurring items and intangible asset amortization from core operating net income. Although these calculations are helpful in understanding the performance of AREA, cash-based core operating net income should not be considered a substitute for net income or cash flow as indicators of AREA's financial performance or its ability to generate liquidity. In addition, cash-based earnings are not in accordance with accounting principles generally accepted in the United States of America and may not allow for comparison with other bank holding companies.

           The following table presents the cash-based core operating net income and various cash-based performance ratios:

           (Amounts in thousands, except percentages)                    THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
              and per share data)                                        2001      2000      CHANGE     2001      2000     CHANGE
                                                                       -------    ------     ------   --------   -------   -------
           Core operating net income (1)                                $8,144   $ 7,469      $ 675    $15,627   $14,485    $1,142
           Add back:
                Goodwill and other intangible
                    amortization                                         1,773     2,235       (462)     3,545     3,473        72
                Less: tax effect                                           351       462        (95)       702       647        55
                                                                       -------    ------       ----   --------   -------   -------
                                                                         1,422     1,773       (351)     2,843     2,826        17
                                                                       -------    ------       ----   --------   -------   -------
           CASH-BASED CORE OPERATING NET INCOME                        $ 9,566    $9,242       $324   $ 18,470   $17,311   $ 1,159
                                                                       =======    ======       ====   ========   =======   =======

           Per share data
             Cash-based core operating basic earnings per share          $0.39     $0.38      $0.01      $0.76     $0.71     $0.05
             Cash-based core operating diluted earnings per share         0.39      0.37       0.02       0.76      0.69      0.07
           Performance ratios (annualized)
             Cash-based core operating return on tangible assets         1.44%     1.39%      0.05%      1.40%     1.35%     0.05%
             Cash-based core operating return on tangible equity        16.15%    17.79%    (1.64%)     16.10%    16.60%   (0.50%)
             Cash-based core operating efficiency ratio                 57.45%    59.19%    (1.74%)     58.65%    60.07%   (1.42%)

           (1) Excludes items presented in the Core Operating Net Income table above.

            NET INTEREST INCOME

           The largest component of AREA's operating income is net interest income, which is the difference between interest income and interest expense. Sources of interest income include interest on loans and investments while interest expense includes interest paid on deposits and borrowings. The amount of net interest income is the result of a number of factors, including the volume, mix and maturity of earning assets and interest-bearing liabilities; fluctuations in the level of interest rates; and asset quality. In addition, the amount of interest-bearing assets funded by interest-free sources (largely shareholders' equity and non-interest-bearing deposits) impacts net interest income.

           Changes in net interest income are frequently measured by two percentages: net interest margin and net interest spread. Net interest margin is expressed as net interest income (on a tax-equivalent basis) divided by average earning assets. Net interest spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. For purposes of this discussion, net interest income is presented on a fully-taxable equivalent basis, which adjusts tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the federal statutory income tax rate which is currently 35%.

           Net interest income, on a tax equivalent basis, increased $1.04 million or 3.7% to $29.29 million during the quarter ended June 30, 2001 compared to the same quarter in 2000. The increase in net interest income was due largely to an increase in the margin. Average earning assets for the second quarter of 2001 were $2.53 billion, an increase of $14.38 million or 0.6% from the second quarter of 2000. AREA's net interest margin (which is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets) increased from 4.51% during the quarter ended June 30, 2000 to 4.64% during the current quarter. The average rate on interest earning assets decreased from 8.49% during the second quarter of 2000 to 8.23% in the current quarter. The average rate on interest bearing liabilities decreased from 4.73% to 4.32%. These changes resulted in an increase from 3.76% to 3.91% in the net interest spread during the current quarter versus the same period in 2000.

           For the six months ended June 30, 2001, net interest income, on a tax equivalent basis, increased $3.59 million or 6.6% to $57.77 million over the same period in 2000. The increase in net interest income was due largely to an increase in average earning assets and an increase in the margin. Average earning assets for the first six months of 2001 were $2.53 billion, an increase of $87.82 million or 3.6% from the same period in 2000. AREA's net interest margin (which is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets) increased from 4.47% during the six months ended June 30, 2000 to 4.61% during the current quarter. The average rate on interest earning assets increased from 8.34% during the first six months of 2000 to 8.44% for the first six months of 2001 largely as a result of a favorable change in the mix of earning assets towards loans. The average rate on interest bearing liabilities decreased from 4.61% to 4.57%. These changes resulted in an increase from 3.73% to 3.87% in the net interest spread during the first half of 2001 versus the same period in 2000.

           Included in net interest income is $601 thousand and $786 thousand in the first and second quarters of 2001, respectively, of discount accretion on agency securities that were called during the periods. These securities were called by their issuers as a result of declining interest rates during the first half of 2001. The recurrence of this income in the future can not be assured since it depends on market interest rates and the desire of issuers to call securities purchased by AREA at a significant discount.

           The following two tables present the components of net income on a taxable equivalent basis for the three and six-month periods ended June 30, 2001 and 2000, respectively:

           (Amounts in thousands, except percentages)                  THREE MONTHS ENDED JUNE 30
                                                                 ---------------------------------------
                                                                   2001      2000     CHANGE   % CHANGE
                                                                 --------  --------  --------   --------
           Interest income                                       $ 50,607  $ 51,807  $ (1,200)      (2.3%)
           Taxable-equivalent adjustment                            1,364     1,327        37        2.8%
                                                                 --------  --------  --------   --------
                Interest income-taxable equivalent                 51,971    53,134    (1,163)      (2.2%)
           Interest expense                                        22,680    24,887    (2,207)      (8.9%)
                                                                 --------  --------  --------   --------
                Net interest income-taxable equivalent             29,291    28,247     1,044        3.7%
           Provision for loan losses                                  900       314       586      186.6%
           Non-interest income                                      7,674    15,128    (7,454)     (49.3%)
           Non-interest expenses                                   23,010    23,532      (522)      (2.2%)
                                                                 --------  --------  --------   --------
                Income before income tax expense and cumulative
                     effect of a change in accounting principle    13,055    19,529    (6,474)     (33.2%)
           Income tax expense                                       3,550     6,499    (2,949)     (45.4%)
           Taxable-equivalent adjustment                            1,364     1,327        37        2.8%
                                                                 --------  --------  --------   --------
           Income before cumulative effect of change in
                accounting principle                                8,141    11,703    (3,562)     (30.4%)
           Cumulative effect of a change in accounting
                principle, net of taxes                                --        --        --         --
                                                                 --------  --------  --------   --------
                     NET INCOME                                  $  8,141  $ 11,703  $ (3,562)     (30.4%)
                                                                 ========  ========  ========   ========

           (Amounts in thousands, except percentages)                    SIX MONTHS ENDED JUNE 30
                                                                 ---------------------------------------
                                                                   2001      2000     CHANGE   % CHANGE
                                                                 --------  --------  --------   --------
           Interest income                                       $103,020  $ 98,498  $  4,522        4.6%
           Taxable-equivalent adjustment                            2,683     2,578       105        4.1%
                                                                 --------  --------  --------   --------
                Interest income-taxable equivalent                105,703   101,076     4,627        4.6%
           Interest expense                                        47,935    46,894     1,041        2.2%
                                                                 --------  --------  --------   --------
                Net interest income-taxable equivalent             57,768    54,182     3,586        6.6%
           Provision for loan losses                                1,800       636     1,164      183.0%
           Non-interest income                                     15,100    30,501   (15,401)     (50.5%)
           Non-interest expenses                                   46,285    45,262     1,023        2.3%
                                                                 --------  --------  --------   --------
                Income before income tax expense and cumulative
                     effect of a change in accounting principle    24,783    38,785   (14,002)     (36.1%)
           Income tax expense                                       6,703    12,901    (6,198)     (48.0%)
           Taxable-equivalent adjustment                            2,683     2,578       105        4.1%
                                                                 --------  --------  --------   --------
           Income before cumulative effect of change in
                accounting principle                               15,397    23,306    (7,909)     (33.9%)
           Cumulative effect of a change in accounting
                principle, net of tax                                 230        --       230        N/A
                                                                 --------  --------  --------   --------
                     NET INCOME                                  $ 15,627  $ 23,306  $ (7,679)     (32.9%)
                                                                 ========  ========  ========   ========

           The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest-bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and six-months ended June 30, 2001 and 2000.

           (Amounts in thousands, except                 THREE MONTHS ENDED JUNE 30               SIX MONTHS ENDED JUNE 30
                percentages)                          2001         2000          CHANGE        2001         2000         CHANGE
                                                   ----------   ----------       -------    ----------    ----------     -------
           Average rate on earning assets (1)           8.23%        8.49%       (0.26%)         8.44%         8.34%       0.10%
           Average rate on interest-bearing
                liabilities (1)                         4.32%        4.73%       (0.41%)         4.57%         4.61%     (0.04%)
           Net interest spread (1)                      3.91%        3.76%         0.15%         3.87%         3.73%       0.14%
           Net interest margin (1)                      4.64%        4.51%         0.13%         4.61%         4.47%       0.14%
           Average earning assets                  $2,531,489   $2,517,111       $14,378    $2,525,671    $2,437,853     $87,818
           Average interest-bearing liabilities     2,106,466    2,116,716      (10,250)     2,113,581     2,045,511      68,070

           (1) Amounts annualized

           On July 18, 2001, AREA completed a leveraging transaction to enhance net interest income. The leveraging was achieved by borrowing $200 million from the Federal Home Loan Bank and investing the funds primarily in fixed rate mortgage-backed securities issued by government sponsored enterprises. The earnings volatility was reduced by using 10-year convertible fixed strike rate advances with strike rates between 7% and 8% and an average cost of 5.06%. The spread on these assets over the cost of borrowed funds averaged 150 basis points.

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

           An analysis of the changes in the allowance for loan losses and selected ratios follows:

          (Amounts in thousands, except percentages)             THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                              -------------------------------      --------------------------------
                                                                2001         2000      CHANGE        2001         2000      CHANGE
                                                              --------     --------    ------      --------     --------    -------
          Beginning balance                                    $27,165      $27,540     $(375)      $27,630      $23,055     $4,575
          Additions through acquisitions                            --           --         --           --        4,323    (4,323)
          Provision for loan losses                                900          314        586        1,800          636      1,164
          Loan loss recoveries                                     434          253        181          784          569        215
          Loans charged off                                    (1,064)        (651)      (413)      (2,779)      (1,127)    (1,652)
                                                              --------     --------      ----      --------     --------    -------
          ENDING BALANCE                                      $ 27,435     $ 27,456      $(21)     $ 27,435     $ 27,456      $(21)
                                                              ========     ========      =====     ========     ========    =======

          Average loans, net of unearned income             $1,938,744   $1,909,330    $29,414   $1,930,913   $1,837,154    $93,759
          Provision for loan losses to average loans (1)         0.19%        0.07%      0.12%        0.19%        0.07%      0.12%
          Net loan charge-offs to average loans (1)              0.13%        0.08%      0.05%        0.21%        0.06%      0.15%
          Allowance for loan losses to end of
               period loans                                      1.42%        1.43%    (0.01%)        1.42%        1.43%    (0.01%)
          Allowance for loan losses to non-
               performing assets                                308.5%       360.2%    (51.7%)       308.5%       360.2%    (51.7%)

          (1) Amounts annualized

           The provision for loan losses, charged to operating expenses, depends on factors including loan growth and changes in the composition of the loan portfolio, net charge-off levels and management's assessment of the allowance for loan losses based upon AREA's credit review policies and procedures. The provision for loan losses totaled $900 thousand during the quarter ended June 30, 2001 compared to $314 thousand during the same period last year. During the six months ended June 30, 2001, the provision for loan losses increased $1.16 million or 183.0% to $1.80 million from $636 thousand in the first six months of 2000. The increase in the provision for loan losses during both the current three-month and the year-to-date periods compared to the year earlier amounts was due mainly to a higher level of charge-offs as discussed below.

           The provision for loan losses as a percentage of average loans totaled 0.19% (annualized) during the quarter ended June 30, 2001 compared to 0.07% (annualized) for the second quarter of last year. For the six-month period ended June 30, 2001, the provision for loan losses as a percentage of average loans increased to 0.19% (annualized) from 0.07% (annualized) during the same period in 2000. Net charge-offs increased to $630 thousand in the second quarter of 2001 from $398 thousand during the same quarter of the prior year while increasing from $558 thousand in the first six months of 2000 to $2.00 million in the first half of 2001. The charge-offs for the both the second quarter and first half of 2001 involved all categories of loans. Only one of the charge-offs exceeded $400 thousand.

           Net loan charge-offs (loan charge-offs less recoveries) to average loans during the current quarter increased to 0.13% (annualized) from 0.08% (annualized) during the quarter ended June 30, 2000 largely as a result of an increase in loans charged-off from $651 thousand to $1.06 million in the current quarter. Recoveries totaled $434 thousand in the current quarter compared to $253 thousand in the second quarter of 2000. Net loan charge-offs increased to 0.21% (annualized) of average loans during the six months ended June 30, 2001 compared to 0.06% (annualized) in the same period in 2000.

           The allowance for loan losses was 1.42% of total loans on June 30, 2001, as compared to the December 31, 2000 and June 30, 2000 levels of 1.43%.

           NON-INTEREST INCOME

           The tables that follow set forth the components of non-interest income for the three and six-month periods ended June 30, 2001 and 2000. The amounts presented below for the three and six-month periods include adjustments for infrequently occurring non-interest income for comparability purposes.

           NON-INTEREST INCOME
           (Amounts in thousands)                                 THREE MONTHS ENDED JUNE 30
                                                                                         PERCENT
                                                             2001      2000    CHANGE    CHANGE
                                                         --------   -------  --------   --------
           Commissions and fees on fiduciary activities  $  1,540   $ 1,507  $     33        2.2%
           Service charges on deposit accounts              3,600     3,216       384       11.9%
           Other service charges, commissions and fees      2,018     2,189      (171)      (7.8%)
           Gains on sales of loans (net)                      340       151       189      125.2%
           Other income                                       180       669      (489)     (73.1%)
                                                         --------   -------  --------   --------
                RECURRING NON-INTEREST INCOME               7,678     7,732       (54)      (0.7%)
           Infrequent items:
           Security gains (losses), net                        (4)    7,396    (7,400)    (100.1%)
                                                         --------   -------  --------   --------
                TOTAL                                    $  7,674   $15,128  $ (7,454)     (49.3%)
                                                         ========   =======  ========   ========

                                                                  SIX MONTHS ENDED JUNE 30
                                                                                         PERCENT
                                                           2001      2000     CHANGE     CHANGE
                                                         --------   -------  --------   --------
           Commissions and fees on fiduciary activities  $  3,122   $ 2,863  $    259        9.0%
           Service charges on deposit accounts              7,025     5,997     1,028       17.1%
           Other service charges, commissions and fees      3,870     4,130      (260)      (6.3%)
           Gains on sales of loans (net)                      558       273       285      104.4%
           Other income                                       525     1,491      (966)     (64.8%)
                                                         --------   -------  --------   --------
                RECURRING NON-INTEREST INCOME              15,100    14,754       346        2.3%
           Infrequent items:
           Gain on sale of premises and equipment              --       143      (143)    (100.0%)
           Security gains (losses), net                        --    15,604   (15,604)    (100.0%)
                                                         --------   -------  --------   --------
                TOTAL                                    $ 15,100   $30,501  $(15,401)     (50.5%)
                                                         ========   =======  ========   ========

           Non-interest income totaled $7.67 million and $15.10 million for the three-and six-month periods ended June 30, 2001. These amounts represent decreases of $7.45 million or 49.3% and $15.40 million or 50.5%, respectively, when compared to 2000 period totals. Excluded in the following analysis is $4 thousand of security losses during the second quarter of 2001 and $7.40 million of security gains in the second quarter of 2000. For the year-to-date period there were no infrequent non-interest income items, however the first six months of 2000 had $15.60 million of security gains and $143 thousand of gains on the sale of premises and equipment. Excluding these items, recurring non-interest income decreased $54 thousand or 0.7% to $7.68 million from $7.73 million in the second quarter of 2000 and increased $346 thousand or 2.3% to $15.10 million from $14.75 million in the first six months of 2000. Commissions and fees on fiduciary activities increased $33 thousand or 2.2% to $1.54 million in the second quarter of 2001 and $259 thousand or 9.0% during the current six-month period compared to the same period last year largely as a result of successful new business development efforts. In both the current quarter and the year-to-date periods, the decrease in the equity markets reduced the growth in commissions and fees on fiduciary activities since these fees generally track the amount of assets under management. Service charges on deposit accounts increased $384 thousand or 11.9% to $3.60 million and $1.03 million or 17.1% to $7.03 million during the three and six-month ended June 30, 2001, respectively, when compared to similar period totals in 2000, due primarily to deposit growth in accounts subject to service charges and increases in fees charged. Other service charges, commissions and fees totaled $2.02 million and $3.87 million during the second quarter of 2001 and year-to-date periods ended June 30, 2001. These amounts represent decreases of $171 thousand or 7.8% and $260 thousand or 6.3% from the second quarter and year-to-date periods of 2000, respectively. The decreases during the current and year-to-date periods were largely the result of a decline in fees earned on the issuance of official checks partially off-set by an increase in brokerage commissions. Gains on the sales of loans increased $189 thousand or 125.2% to $340 thousand in the second quarter of 2001 compared to the same period in 2000 and increased $285 thousand or 104.4% to $558 thousand in the first half of the year compared to the same period in 2000. Gains on the sales of loans were favorably impacted during the second quarter and first six months of 2001 by lower interest rates and a strong refinancing market. Other income totaled $180 thousand during the three months ended June 30, 2001 compared to $669 thousand in the second quarter of 2000 and $525 thousand during the first half of 2001 versus $1.49 million in the same period of 2000. The current amounts represent decreases of $489 thousand or 73.1% and $966 thousand or 64.8% for the second quarter and year-to-date periods, respectively. The decreases during the current quarter and year-to-date periods were primarily the result of a reduction of income earned from the sale of call options related to AREA's equity investment portfolio. The amount earned on call options in the second quarter of 2000 was $310 thousand while the amount earned during the first half of 2000 was $713 thousand. AREA did not have any call options in place during 2001. Security transactions resulted in a loss of $4 thousand in the current quarter compared to a gain of $7.40 million in the same period of 2000 while losses off-set gains in the first six months of 2001 compared to $15.60 million of security gains during the same period 2000. The gains on the sale of securities during 2000 reflected Area's strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions changed.

           NON-INTEREST EXPENSES

           The tables that follow set forth the components of non-interest expense for the three and six-month periods ended June 30, 2001 and 2000. The amounts presented below for the three and six-month periods include adjustments for infrequently occurring non-interest expenses for comparability purposes.

           NON-INTEREST EXPENSES
           (Amounts in thousands)                      THREE MONTHS ENDED JUNE 30
                                                                              PERCENT
                                                    2001     2000   CHANGE     CHANGE
                                                 -------  -------  -------    -------
           Salaries and employee benefits        $ 9,980  $10,128  $  (148)     (1.5%)
           Net occupancy expenses                  1,679    1,513      166      11.0%
           Furniture and equipment expense         1,850    1,821       29       1.6%
           Federal deposit insurance                 100      104       (4)     (3.8%)
           Data processing expense                 1,071    1,449     (378)    (26.1%)
           Advertising and community relations     1,084      959      125      13.0%
           Insurance and taxes                     1,334    1,106      228      20.6%
           Professional fees                       1,429    1,486      (57)     (3.8%)
           Amortization of intangibles             1,773    2,235     (462)    (20.7%)
           Other                                   2,710    2,731      (21)     (0.8%)
                                                 -------  -------  -------    -------
                RECURRING NON-INTEREST EXPENSES   23,010   23,532     (522)     (2.2%)
           Infrequent items:
           None                                       --       --       --        --
                                                 -------  -------  -------    -------
                TOTAL                            $23,010  $23,532  $  (522)     (2.2%)
                                                 =======  =======  =======    =======



                                                         SIX MONTHS ENDED JUNE 30
                                                                              PERCENT
                                                    2001     2000   CHANGE     CHANGE
                                                 -------  -------  -------    -------
           Salaries and employee benefits        $20,481  $20,027  $   454       2.3%
           Net occupancy expenses                  3,304    2,884      420      14.6%
           Furniture and equipment expense         3,720    3,468      252       7.3%
           Federal deposit insurance                 207      182       25      13.7%
           Data processing expense                 2,177    2,947     (770)    (26.1%)
           Advertising and community relations     1,948    1,709      239      14.0%
           Insurance and taxes                     2,634    2,157      477      22.1%
           Professional fees                       2,327    2,883     (556)    (19.3%)
           Amortization of intangibles             3,545    3,473       72       2.1%
           Other                                   5,942    5,150      792      15.4%
                                                 -------  -------  -------    -------
                RECURRING NON-INTEREST EXPENSES   46,285   44,880    1,405       3.1%
           Infrequent items:
           Merger and acquisition expense             --      382     (382)   (100.0%)
                                                 -------  -------  -------    -------
                TOTAL                            $46,285  $45,262  $ 1,023       2.3%
                                                 =======  =======  =======   =======

           Non-interest expenses totaled $23.01 million and $46.29 million during the three and six-month periods ended June 30, 2001. These amounts represent decreases of $522 thousand or 2.2% in the current quarter compared to the same period in 2000 and an increase of $1.02 million or 2.3% for the first six months of 2001 compared to the first two quarters of 2000. Excluded in the following analysis is $382 thousand of merger and acquisition expenses during the six months ended June 30, 2000. Excluding this item, recurring non-interest expenses increased $1.41 million or 3.1% to $46.29 million in the first six months of 2001 compared to $44.88 million during the same period in 2000. Salaries and benefits declined $148 thousand or 1.5% to $9.98 million in the second quarter of 2001 while increasing $454 thousand or 2.3% during the current six-month period. The decline during the current quarter compared to the second quarter of 2000 was primarily the result of a reduction in positions related to the consolidation of the charters as discussed more fully in Note 10 of the accompanying unaudited consolidated financial statements. Net occupancy expenses increased $166 thousand or 11.0% to $1.68 million and $420 thousand or 14.6% to $3.30 million, respectively, for the three-and six-month periods ended June 30, 2001, when compared to similar period totals in 2000, due primarily to expenses related to the modernization of several facilities. Furniture and equipment expenses totaled $1.85 million and $3.72 million during the second quarter of 2001 and year-to-date periods ended June 30, 2001. The current quarter reflected an increase of $29 thousand or 1.6% while the year-to-date period increased $252 thousand or 7.3%. Data processing expenses totaled $1.07 million during the current quarter compared to $1.45 million in the same period in 2000 and totaled $2.18 million during the six months ended June 30, 2001 versus $2.95 million during the first half of 2000. The decreases, $378 thousand or 26.1% and $770 thousand or 26.1% for the quarter and year-to-date periods, were the result of the consolidation of operations which enabled AREA to obtain volume discounts from its third party data service provider. Advertising and community relations expense increased $125 thousand or 13.0% to $1.08 million during the current quarter and $239 thousand or 14.0% to $1.95 million during the six months ended June 30, 2001 when compared to the same periods in 2000. An increase in expenses related to customer awareness of the consolidated bank was primarily responsible for the increases. Insurance and taxes totaled $1.33 million during the current quarter compared to $1.11 million during the same period in 2000 and totaled $2.63 million in the current six-month period versus to $2.16 million during the first half of 2000. The increases were $228 thousand or 20.6% and $477 thousand or 22.1% for the three-month and six-month periods ended June 30, 2001 compared to the similar periods in 2000. The increases were primarily the result of increased state and local taxes on Area's banks. Professional fees decreased $57 thousand or 3.8% and $556 thousand or 19.3% during the current quarter and year-to-date periods compared to similar periods in 2000. The decreases during both the current quarter and year-to-date periods were the result of reduced merger and acquisition activities. Other non-interest expenses totaled $2.71 million during the current quarter compared to $2.73 million for the same period in 2000 and totaled $5.94 million during the six months ended June 30, 2001 compared to $5.15 million in the same period in 2000. The current quarter reflected a decrease of $21 thousand or 0.8% while the year-to-date period increased of $792 thousand or 15.4%. The increase during the year-to-date period was largely the result of increases in postage, other real estate expenses and office supplies.

           INCOME TAX EXPENSE

           Income tax expense totaled $3.55 million and $6.70 million for the three-and six-month periods ended June 30, 2001 compared to $6.50 million and $12.90 million during the same periods in 2000. The reduced level of income tax expense for the current three-and six-month periods was the result a reduced level of pre-tax income caused primarily by a reduced level of security gains. The effective tax rates were 30.4% and 30.3% during the three-and six-month periods ended June 30, 2001 compared to 35.7% and 35.6% during the same periods of 2000. The effective tax rate differs from the marginal income tax rate of 35% in both 2001 and 2000 due primarily to the effects of tax exempt interest, goodwill amortization in both 2000 and 2001 and state taxes on security gains in 2000. The effective tax rates decreased during both the current quarter and year-to-date periods compared to the same periods in 2000 largely as a result of state taxes on security gains in 2000.

B.         FINANCIAL POSITION

           Total assets decreased $54.83 million or 2.0% to $2.71 billion from December 31, 2000 and $19.72 million or 0.7% from June 30, 2000. Assets averaged $2.73 billion in the quarter ended June 30, 2001 compared to $2.72 billion during the same period in 2000. The growth in average assets from the quarter ended June 30, 2000 to the quarter ended June 30, 2001 was $5.62 million or 0.2%. Earning assets totaled $2.49 billion on June 30, 2001 and reflected a decrease of $10.97 million or 0.4% over December 31, 2000 earning assets which totaled $2.50 billion. Earning assets were unchanged from June 30, 2000 to June 30, 2001. During the twelve months ended June 30, 2001 there was a slight shift the composition of earning assets with investments decreasing $15.93 million while loans including loans held for sale grew $15.81 million. Earning assets averaged $2.53 billion in the current quarter compared to $2.52 billion in the same period in 2000.

           SHORT-TERM INVESTMENTS AND SECURITIES

           Short-term investments, which include interest-bearing deposits with banks and federal funds sold, totaled $4.94 million on June 30, 2001, as compared to $5.99 million at year-end and $4.95 million on June 30, 2000.

           Securities represented 21.5% of earning assets on June 30, 2001 and totaled $535.23 million, a decrease of $14.61 million or 2.7% from $549.85 million on December 31, 2000. The securities portfolio decreased $15.93 million or 2.9% from June 30, 2000. The decrease for both the quarter and year-to-date periods were largely the result of securities being called. The held-to-maturity and available-for-sale portfolios as of June 30, 2001 consisted of 13.4% in U.S. and other government agency securities, 43.2% in mortgage-backed securities, 36.3% in state and municipal securities and 7.1% in equity and other securities. The comparable distributions at December 31, 2000 were 25.0%, 35.3%, 33.0% and 6.7%, respectively.

           Note 5 to the accompanying unaudited consolidated financial statements provides additional details concerning AREA's investments.

           LOANS

           Loans, including loans held for sale, increased $4.70 million or 0.2% to $1.95 billion on June 30, 2001 from $1.94 billion on December 31, 2000. Loans, including loans held for sale, grew $15.81 million or 0.8% from June 30, 2000 to June 30, 2001. Loans, including loans held for sale, represent the largest category of earning assets, comprising 78.3% of earning assets as of June 30, 2001, 77.8% as of December 31, 2000 and 77.34% as of June 30, 2000.

           The following table presents the major categories of loans, net of unearned discount:

                                                   JUNE 30    DECEMBER 31  JUNE 30
           (Amounts in thousands)                    2001        2000        2000
                                                  ----------  ----------  ----------
           Commercial                             $  951,024  $  820,160  $  705,962
           Real estate                               697,477     835,863     965,496
                                                  ----------  ----------  ----------
           SUBTOTAL - COMMERCIAL AND REAL ESTATE   1,648,501   1,656,023   1,671,458
           Consumer installment and other loans      280,869     279,923     260,574
                                                  ----------  ----------  ----------
           TOTAL                                  $1,929,370  $1,935,946  $1,932,032
                                                  ==========  ==========  ==========

           The changes in the balances of commercial and real estate loans from June 30, 2000 to June 30, 2001 were caused primarily by significant reclassifications between those two categories. The reclassifications were the result of AREA's consolidation of operations (see Note 10 in the accompanying unaudited consolidated financial statements). Commercial and real estate loans were reviewed and changes were made as necessary to reflect banking industry standard classifications used by the consolidated bank.

           DEPOSITS

           Deposits totaled $2.10 billion on June 30, 2001, a decrease of $47.21 million or 2.2% from $2.15 billion on December 31, 2000. Non-interest-bearing deposits declined $38.08 million or 11.4% to $294.51 million from December 31, 2000. The decrease in non-interest-bearing deposits from year-end totals was partially the result of customers' desire to substitute their non-interest-bearing deposits for interest-bearing deposits plus the effects of corporate customers moving funds into checking accounts over year-end and reducing those balances early in the year. Interest-bearing deposits decreased $9.13 million or 0.5% from year-end balances. Average deposits increased $48.97 million or 2.3% to $2.15 billion during the quarter ended June 30, 2001 compared to the fourth quarter of 2000. Average non-interest-bearing deposits decreased $5.27 million or 1.8% to $293.96 million while average interest-bearing deposits increased $54.24 million or 3.0% to $1.86 billion from the fourth quarter of 2000 to the second quarter of 2001.

           The following table summarizes the composition of deposits:

                                                                 JUNE 30    DECEMBER 31   JUNE 30
           (Amounts in thousands)                                  2001        2000        2000
                                                                ----------  ----------  ----------
           Non-interest-bearing demand                          $  294,510  $  332,588  $  310,635
           Interest-bearing deposits:
              Interest-bearing demand                              387,043     341,076     315,345
              Savings                                              388,009     427,531     434,514
              Certificates of deposit of $100 thousand or more     269,212     251,388     192,317
              Other time                                           763,369     796,766     802,407
                                                                ----------  ----------  ----------
                 Total interest-bearing deposits                 1,807,633   1,816,761   1,744,583
                                                                ----------  ----------  ----------
                 TOTAL DEPOSITS                                 $2,102,143  $2,149,349  $2,055,218
                                                                ==========  ==========  ==========

           BORROWED FUNDS

           AREA's primary source of funding for earning assets is customers' deposits; however, outside sources are also used. These outside sources include: federal funds purchased and securities sold under agreements to repurchase which include short-term borrowings from commercial customers as part of a cash management service, notes payable to the U.S. Treasury that are short-term borrowings in connection with treasury, tax and loan deposits, Federal Home Loan Bank advances which generally include intermediate-term borrowings by AREA's affiliate banks, and other borrowings. Borrowed funds decreased by $18.61 million or 6.2% to $282.97 million from $301.58 million on December 31, 2000. Borrowed funds decreased during the current quarter as a result of using funds obtained from securities that were called prior to maturity to retire primarily Federal Home Loan Bank advances.

           CAPITAL RESOURCES

           Shareholders' equity totaled $302.07 million at June 30, 2001, an increase of $15.43 million or 5.4% from $286.64 million on December 31, 2000. During the first half of 2001 shareholders' equity grew as a result of net income earned of $15.63 million and an increase totaling $2.03 million in accumulated other comprehensive income. As an off-set to the growth in shareholders' equity, dividends of $2.19 million were paid during the first six months of the year. The increase in accumulated other comprehensive income occurred primarily as a result of AREA's fixed income securities increasing in value due to interest rates declining since year-end 2000.

           The shareholders' equity-to-asset ratio was 11.13% at June 30, 2001 compared to 10.35% on December 31, 2000.

           Book value per share was $12.42, $11.79 and $11.06 on June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

           During the first half of 2001, AREA paid cash dividends of $0.09 per share for a total of $2.19 million.

           A summary of the regulatory capital ratios for AREA is shown below:

                                                                           REGULATORY CAPITAL
                                                                              REQUIREMENTS
                                             JUNE 30      DECEMBER 31      WELL         MINIMUM
                                              2001           2000       CAPITALIZED     REQUIRED
                                              ----           ----       -----------     --------
           Leverage Ratio                      8.12%         7.72%         5.00%          4.00%
           Tier I Risk Based Capital Ratio    10.50%        10.43%         6.00%          4.00%
           Total Risk Based Capital Ratio     12.24%        11.68%        10.00%          8.00%

           ASSET QUALITY

           Each of AREA's affiliated banks provides as an expense an amount for expected loan losses. This account is called the provision for loan losses and increases the allowance for loan losses. The allowance for loan losses is maintained at a level management believes is adequate to absorb estimated losses inherent in the loan portfolio, considering non-performing loans and overall economic conditions. Actual losses on loans are charged against the allowance for loan losses. At June 30, 2001, the allowance for loan losses was $27.44 million or 1.42% of period-end loans, as compared to $27.63 million or 1.43% of loans at December 31, 2000 and $27.46 million or 1.43% of June 30, 2000 loans outstanding. The ratio of the allowance for loan losses to non-performing assets was 308.5% as of June 30, 2001 compared with 356.2% at December 31, 2000 and 360.2% on June 30, 2000. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. Non-performing assets totaled $8.89 million on June 30, 2001 compared to $7.76 million on December 31, 2000 and $7.62 million on June 30, 2000. The increase was $1.14 million since year-end and occurred primarily as a result of an increase from $1.76 million to $3.62 million in loans contractually past due 90 days or more as to interest or principal and still accruing. Currently, year-to-date net charge-offs (loan charge-offs less recoveries) are at 0.21% (annualized) of average year-to-date loans compared to 0.06% (annualized) during the same period in 2000.

           The following schedule details the dollar amount of non-performing assets at June 30, 2001, December 31, 2000 and June 30, 2000, represented by non-accrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing and other real estate owned:

                                                                 JUNE 30    DECEMBER 31  JUNE 30
           (In thousands)                                          2001        2000        2000
                                                                  ------      ------      ------
           Non-accrual loans                                      $4,057      $4,036      $3,171
           Loans contractually past due 90 days or more as to
                interest or principal and still accruing           3,624       1,755       3,773
                                                                  ------      ------      ------
                TOTAL NON-PERFORMING LOANS                         7,681       5,791       6,944
           Other real estate owned                                 1,212       1,966         678
                                                                  ------      ------      ------
                TOTAL NON-PERFORMING ASSETS                       $8,893      $7,757      $7,622
                                                                  ======      ======      ======

           Included in non-accrual loans at June 30, 2001 is a $2.0 million loan related to a single commercial customer engaged in the transportation industry. This loan relationship was placed on non-accrual status effective June 30, 2001 and identified as impaired. Management is monitoring this situation and will make additional provisions for loan losses as considered necessary based on its existing policy. At this time AREA is unable to determine the timing, probability, or the amount of any loss which might result from the ultimate resolution of this loan relationship.

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

           A continuous and comprehensive loan review program is maintained by AREA. The purpose of this program is to provide periodic review and inspection of loans to ensure the safety, liquidity and profitability of the loan portfolio. AREA's credit review department is entrusted with the responsibility to identify foreseeable problems, measure compliance with established loan and operating policies and provide objective loan portfolio appraisals to the Board of Directors and management.

           Management believes that the allowance for loan losses, including amounts specifically allocated for non-accrual loans and non-performing loans is adequate in relation to probable losses inherent in the loan portfolio as of June 30, 2001.

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

           As of June 30, 2001, 77.5% of total assets were funded by core deposits while 10.4% were funded with secondary sources of liquidity discussed above, compared to 77.6% and 10.9%, respectively, as of December 31, 2000. The percentage of assets funded by core deposits increased during the quarter as a result of an increase in deposits and a corresponding decrease in total assets.

           The net loan-to-deposit ratio increased from 88.8% on December 31, 2000 to 90.5% on June 30, 2001.

           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

           The provisions of SFAS No. 141 are required to be adopted immediately and SFAS No. 142 will be effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

           SFAS No. 141 will require upon adoption of SFAS No. 142, that AREA evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and that AREA make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, AREA will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, a test will be required to be made of the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

           In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. This will be accomplished through the identification of reporting units and determination of the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. AREA will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and then the second step of the transitional impairment test must be performed. (In the second step, the implied fair value must be compared to the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the carrying amount, both of which would be measured as of the date of adoption.) This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of earnings.

           As of the date of adoption of SFAS No. 142, AREA expects to have unamortized goodwill in the amount of $48.98 million and unamortized identifiable intangible assets in the amount of $5.70 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Pre-tax amortization expense related to goodwill was $4.44 million and $2.27 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           (CONTINUED)

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

          INTEREST RATE SIMULATION SENSITIVITY ANALYSIS

          (In thousands, except per share data)                  CHANGE IN INTEREST RATES FROM
                                                                       JUNE 30, 2001 RATES
                                                                 INCREASE              DECREASE
                                                            ------------------    -------------------
          SIMULATED IMPACT IN THE NEXT 12 MONTHS            +200BP     +100BP     -100BP      -200BP
                                                            -------    -------    -------     -------
          Net income increase (decrease)                    $ 4,467    $ 2,702    $(3,382)    $(7,378)
          Net income per share-basic increase (decrease)       0.18       0.11      (0.14)      (0.30)
          Net income per share-diluted increase (decrease)     0.18       0.11      (0.14)      (0.30)

           Given an immediate and sustained parallel shift upward of 200 basis points to the yield curve used in the simulation model, it is estimated that net income for AREA would increase by $4.47 million over the next year. Estimated diluted earnings per share would increase by $0.18 over the same period. A 200 basis point immediate and sustained parallel shift downward in the yield curve would decrease net income by an estimated $7.38 million over the next year while decreasing diluted earnings per share $0.30. All of the above changes in net income are within the policy guidelines established by the Board of Directors.

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

           Item 1.  Legal Proceedings
                    Not applicable.

           Item 2.  Changes in Securities
                    Not applicable

           Item 3.  Defaults Upon Senior Securities
                    Not applicable.

           Item 4.  Submission of Matters to a Vote of Security Holders

                    The Annual Meeting of Shareholders was held on May 21, 2001. Total shares that were eligible to vote were 24,306,571. The matters that were voted upon included the following:

                    PROPOSAL ONE: ELECTION OF DIRECTORS

                    NAME                            VOTED FOR         VOTES WITHHELD
                    ----                            ---------         --------------
                    Anthony G. Bittel              18,060,187             55,983
                    Samuel A. B. Boone             18,060,187             55,983
                    Thomas R. Brumley              17,876,221            239,949
                    Cecile W. Garmon               18,036,937             79,233
                    C. M. Gatton                   18,060,187             55,983
                    Gary H. Latham                 18,059,512             56,658
                    Raymond C. McKinney            18,060,187             55,983
                    Allan R. Rhodes                18,060,187             55,983
                    Jim R. Shelby                  18,035,367             80,803
                    David W. Smith, Jr.            18,060,187             55,983
                    Thomas N. Thompson             18,060,187             55,983
                    Damon S. Vitale                18,060,187             55,983
                    Pollard White                  18,060,187             55,983

                    PROPOSAL TWO: RATIFICATION OF KPMG AS CORPORATE AUDITORS FOR THE 2001

                    CALENDAR YEAR

                                        VOTED FOR        ABSTAINED FROM VOTING
                                        ---------        ---------------------
                                       17,536,302               568,102

                    Pursuant to Rule 14a-4(c)(1) promulgated under to Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the 2002 Annual Meeting of Shareholders must notify AREA in writing at its principal office at P.O. Box 786, Owensboro, Kentucky 42302-0786 of the contents of such proposal no later than November 1, 2001. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

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
                           33-48129.)

               Item 6.     Exhibits and Reports on Form 8-K (continued)

               (a) Exhibit No.              Description of Exhibit
               ---------------              ----------------------
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

               (b) One report on Form 8-K dated June 14, 2001 was filed with the United States Securities and Exchange Commission during the quarter ended June 30, 2001 and reported the following under "Item 5 - Other Events":

                           On May 14, 2001, AREA Bancshares Corporation filed its Form 10-Q for the quarter ended March 31, 2001 with the Securities and Exchange Commission. Note 8, "Intangibles" contains a discussion of intangibles and the amortization of those intangibles. AREA Bancshares is providing additional information with respect to the estimated amortization of goodwill for the calendar year 2001. Amortization of goodwill, assuming a full-year, would be $4,548,000 during 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AREA BANCSHARES CORPORATION



Date:    August 14, 2001            By: /s/ Thomas R. Brumley
         ---------------                ----------------------------------------
                                        Thomas R. Brumley
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:    August 14, 2001            By: /s/ Edward J. Vega
         ---------------                ----------------------------------------
                                        Edward J. Vega
                                        Senior Vice President-Chief Financial
                                        Officer (Principal Financial Officer)



Date:    August 14, 2001            By: /s/ Gary R. White
         ---------------                ----------------------------------------
                                        Gary R. White
                                        Vice President, Controller
                                        (Principal Accounting Officer)