Form 10-Q
period 2001-09-30
AREA BANCSHARES CORP
filed 2001-11-14
CIK 357191

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 2001

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

                  Class:  Common stock
                  No Par Value
                  Shares Outstanding: As of October 31, 2001: 23,906,188

                           AREA BANCSHARES CORPORATION
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                PAGE NUMBER
     Item 1.  Financial Statements

              Unaudited consolidated balance sheets, September 30, 2001, December 31, 2000,
              and September 30, 2000                                                                               3

              Unaudited consolidated statements of income, three and nine months ended
              September 30, 2001 and 2000                                                                          4

              Unaudited consolidated statements of comprehensive income, three and nine months ended
              September 30, 2001 and 2000                                                                          5

              Unaudited consolidated statement of shareholders' equity, nine months ended
              September 30, 2001                                                                                   6

              Unaudited consolidated statements of cash flows for the nine months ended
              September 30, 2001 and 2000                                                                          7

              Notes to unaudited consolidated financial statements                                                 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               15

              Results of operations                                                                               16

              Financial position                                                                                  27

              Liquidity                                                                                           30

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          31

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                   31

     Item 2.  Changes in Securities                                                                               31

     Item 3.  Defaults Upon Senior Securities                                                                     31

     Item 4.  Submission of Matters to a Vote of Security Holders                                                 32

     Item 5.  Other Information                                                                                   32

     Item 6.  Exhibits and Reports on Form 8-K                                                                    32

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                SEPTEMBER 30       DECEMBER 31       SEPTEMBER 30
ASSETS                                                                              2001               2000              2000
                                                                                 -----------       -----------       -----------
Cash and due from banks                                                          $    84,653       $   118,951       $   109,691
Interest-bearing deposits with banks                                                   3,838             4,775             5,002
Federal funds sold                                                                       163             1,215               778
Securities:
     Available for sale (amortized cost of $533,961, $395,196 and $373,546)          569,983           422,496           393,626
     Held to maturity (fair value of $181,290, $131,664, and $155,202)               174,866           127,349           153,219
                                                                                 -----------       -----------       -----------
          TOTAL SECURITIES                                                           744,849           549,845           546,845
                                                                                 -----------       -----------       -----------

Mortgage loans held for sale                                                          13,201             7,199             7,338

Loans, net of unearned discount                                                    1,957,142         1,935,946         1,929,777
     Less allowance for loan losses                                                   26,591            27,630            27,706
                                                                                 -----------       -----------       -----------
          NET LOANS                                                                1,930,551         1,908,316         1,902,071
                                                                                 -----------       -----------       -----------

Premises and equipment, net                                                           47,865            49,991            50,398
Goodwill and other intangible assets                                                  58,970            63,945            65,700
Other assets                                                                          61,863            64,233            58,878
                                                                                 -----------       -----------       -----------
          TOTAL ASSETS                                                           $ 2,945,953       $ 2,768,470       $ 2,746,701
                                                                                 ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                                    $   300,526       $   332,588       $   308,537
   Interest-bearing                                                                1,790,146         1,816,761         1,767,814
                                                                                 -----------       -----------       -----------
          TOTAL DEPOSITS                                                           2,090,672         2,149,349         2,076,351
                                                                                 -----------       -----------       -----------

Federal funds purchased and securities sold under agreements to repurchase           192,635           147,627           149,268
Notes payable to the U.S. Treasury                                                    15,078             7,847            15,005
Advances from the Federal Home Loan Bank                                             255,769            82,622           132,976
Other borrowings                                                                      54,103            63,483            70,109
Accrued expenses and other liabilities                                                30,498            30,903            25,287
                                                                                 -----------       -----------       -----------
          TOTAL LIABILITIES                                                        2,638,755         2,481,831         2,468,996
                                                                                 -----------       -----------       -----------

          SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 500,000 shares; none issued                     --                --                --
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding September 30, 2001, 23,906,188; December 31, 2000,
     24,317,568; and September 30, 2000, 16,320,712                                   36,595            37,231            28,113
Paid-in capital                                                                       35,632            35,632            35,632
Retained earnings                                                                    212,129           196,758           201,430
Accumulated other comprehensive income                                                23,011            17,328            12,955
Deferred compensation on restricted stock                                               (169)             (310)             (330)
ESOP and MRP loan obligations                                                             --                --               (95)
                                                                                 -----------       -----------       -----------
          TOTAL SHAREHOLDERS' EQUITY                                                 307,198           286,639           277,705
                                                                                 -----------       -----------       -----------

Commitments and contingent liabilities
                                                                                 -----------       -----------       -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 2,945,953       $ 2,768,470       $ 2,746,701
                                                                                 ===========       ===========       ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
               2000 (Amounts in thousands, except per share data)

                                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                       SEPTEMBER 30             SEPTEMBER 30
Interest income:                                                                    2001          2000       2001           2000
     Loans, including fees                                                        $39,684      $44,723      $123,402      $126,428
     Interest-bearing deposits with banks                                              39           60           160           245
     Federal funds sold                                                                11           27           495            43
     Taxable securities                                                             8,168        6,032        21,892        17,975
     Tax exempt securities                                                          2,737        2,421         7,710         7,070
                                                                                  -------      -------      --------      --------
          TOTAL INTEREST INCOME                                                    50,639       53,263       153,659       151,761
                                                                                  -------      -------      --------      --------
Interest expense:
     Interest on deposits                                                          17,008       20,447        58,490        56,476
     Interest on borrowings                                                         4,674        5,384        11,127        16,249
                                                                                  -------      -------      --------      --------
          TOTAL INTEREST EXPENSE                                                   21,682       25,831        69,617        72,725
                                                                                  -------      -------      --------      --------
          NET INTEREST INCOME                                                      28,957       27,432        84,042        79,036

Provision for loan losses                                                             900          588         2,700         1,224
                                                                                  -------      -------      --------      --------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           28,057       26,844        81,342        77,812
                                                                                  -------      -------      --------      --------
Noninterest income:
     Commissions and fees on fiduciary activities                                   1,565        1,511         4,687         4,374
     Service charges on deposit accounts                                            3,733        3,457        10,758         9,454
     Other service charges, commissions and fees                                    1,873        1,843         5,743         5,973
     Security gains, net                                                                3           --             3        15,604
     Gain on sale of loan servicing, net                                              940           --           940            --
     Gains on sales of loans, net                                                     553          204         1,111           477
     Other noninterest income                                                         467          283           992         1,917
                                                                                  -------      -------      --------      --------
          TOTAL NONINTEREST INCOME                                                  9,134        7,298        24,234        37,799
                                                                                  -------      -------      --------      --------
Noninterest expenses:
     Salaries and employee benefits                                                11,035       10,599        31,516        30,626
     Net occupancy expense                                                          1,672        1,634         4,976         4,518
     Furniture and equipment expense                                                1,743        1,771         5,463         5,239
     Federal deposit insurance                                                        100          109           307           291
     Data processing expense                                                        1,100        1,890         3,277         4,837
     Amortization of intangibles                                                    1,772        1,574         5,317         5,048
     Other noninterest expenses                                                     6,130        7,189        18,981        19,469
                                                                                  -------      -------      --------      --------
          TOTAL NONINTEREST EXPENSES                                               23,552       24,766        69,837        70,028
                                                                                  -------      -------      --------      --------

      Income before income tax expense and cumulative effect of change
           in accounting principle                                                 13,639        9,376        35,739        45,583
Income tax expense                                                                  4,177        2,703        10,880        15,604
                                                                                                            --------      --------
                                                                                                            --------      --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   9,462        6,673        24,859        29,979
Cumulative effect of change in accounting principle, net of tax                        --           --           230            --
                                                                                  -------      -------      --------      --------
           NET INCOME                                                             $ 9,462      $ 6,673      $ 25,089      $ 29,979
                                                                                  =======      =======      ========      ========

Per common share:
   Income before cumulative effect of change in accounting principle-basic        $  0.39      $  0.27      $   1.02      $   1.22
   Cumulative effect of change in accounting principle, net of tax                     --           --          0.01            --
                                                                                  -------      -------      --------      --------
   Net income per share-basic                                                     $  0.39      $  0.27      $   1.03      $   1.22
                                                                                  =======      =======      ========      ========
   Income before cumulative effect of change in accounting principle-diluted      $  0.39      $  0.27      $   1.02      $   1.21
   Cumulative effect of change in accounting principle, net of tax                     --           --          0.01            --
                                                                                  -------      -------      --------      --------
   Net income per share-diluted                                                   $  0.39      $  0.27      $   1.03      $   1.21
                                                                                  =======      =======      ========      ========
     Cash dividends                                                               $ 0.045      $  0.04      $  0.135      $  0.117

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Amounts in thousands)

                                                                                     THREE MONTHS ENDED SEPTEMBER 30
                                                                                           2001           2000
Net income                                                                               $ 9,462          $6,673

Other comprehensive income, net of tax: Unrealized gains on securities available for sale:
           Unrealized holding gains arising during the period                              3,652           1,773
           Less reclassification adjustment for gains included in net income                   2              --
                                                                                         -------          ------

Other comprehensive income                                                                 3,650           1,773
                                                                                         -------          ------

COMPREHENSIVE INCOME                                                                     $13,112          $8,446
                                                                                         =======          ======



                                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                                        2001              2000
Net income                                                                            $25,089          $ 29,979

Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
           Unrealized holding gains (losses) arising during the period                  5,685            (2,594)
           Less reclassification adjustment for gains included in net income                2             8,973
                                                                                      -------          --------

Other comprehensive income (loss)                                                       5,683           (11,567)
                                                                                      -------          --------

COMPREHENSIVE INCOME                                                                  $30,772          $ 18,412
                                                                                      =======          ========



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 (Amounts
                 in thousands, except share and per share data)

                                   COMMON       COMMON
                                   STOCK-       STOCK-      PAID-IN    RETAINED   ACCUMULATED      DEFERRED
                                   SHARES       AMOUNT      CAPITAL    EARNINGS      OTHER       COMPENSATION        TOTAL
                                                                                 COMPREHENSIVE  ON RESTRICTED
                                                                                    INCOME          STOCK
                        >
Balance, December 31, 2000          24,317,568     $37,231    $35,632   $196,758      $17,328         $(310)        $286,639

Net income                                  --          --         --     25,089           --             --          25,089
Cash dividends declared ($0.135
per
   share)                                   --          --         --    (3,275)           --             --         (3,275)
Stock options exercised,
including
   tax benefits                          8,870          13         --         57           --             --              70
Repurchase of common stock           (420,250)       (649)         --    (6,500)           --             --         (7,149)
Amortization of deferred
   compensation on restricted               --          --         --         --           --            141             141
stock
Change in other accumulated
   comprehensive income, net of             --          --         --         --        5,683             --           5,683
tax
                                   -----------  ----------  ---------   --------      -------         ------        --------
BALANCE, SEPTEMBER 30, 2001         23,906,188     $36,595    $35,632   $212,129      $23,011         $(169)        $307,198
                                   ===========  ==========  =========   ========      =======         ======        ========



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Amounts in thousands)


                                                                                      2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $ 25,089         $ 29,979
                                                                                  --------         --------
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
     Provision for loan losses                                                       2,700            1,224
     Depreciation, amortization and accretion, net                                   4,983            9,754
     Amortization of goodwill                                                        3,411              928
     Gain on sales of securities, net                                                  (3)         (15,604)
     Gain on sales of loans, net                                                   (1,111)            (477)
     Gain on sale of loan servicing, net                                             (940)              ---
     Gain on sales of other real estate owned                                         (76)            (148)
     Deferred income taxes                                                         (2,535)            1,155
     Loss (gain) on disposals of equipment                                              10            (135)
     Purchases and origination of mortgage loans held for sale                     (4,524)          (3,701)
     Proceeds from sales of mortgage loans held for sale                            63,901           36,169
     Other, net                                                                      1,241          (3,587)
                                                                                  --------         --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                 92,146           55,557
                                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Decrease in interest-bearing deposits with banks                                  937            1,008
     Proceeds from sales of securities available for sale                              ---          102,509
     Proceeds from sales of securities held to maturity                                ---              ---
     Proceeds from maturities of securities available for sale                      82,893          102,677
     Proceeds from maturities of securities held to maturity                         2,216            8,067
     Calls of securities available for sale                                         58,887              ---
     Calls of securities held to maturity                                           10,642              581
     Purchases of securities available for sale                                  (279,567)        (160,594)
     Purchases of securities held to maturity                                     (58,904)          (8,193)
     Decrease in federal funds sold                                                  1,052           26,472
     Loans originated, net of principal collected on loans                        (90,961)        (110,857)
     Purchases of premises and equipment, net                                      (3,263)          (3,576)
     Proceeds from sale of premises and equipment                                       18              294
     Proceeds from sales of other real estate owned                                  2,631              276
     Purchase of banks, net of cash and due from banks                                 ---         (52,563)
                                                                                  --------         --------
          NET CASH USED IN INVESTING ACTIVITIES                                  (273,419)         (93,899)
                                                                                  --------         --------


                                    CONTINUED

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Amounts in thousands)


                                                                                         2001            2000
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in deposits                                                $ (58,677)         $ 36,600
                                                                                    ---------          --------
     Increase (decrease) in federal funds purchased and securities sold under
          agreements to repurchase                                                      45,008         (44,472)
     Increase in notes payable to the U.S. Treasury                                      7,231               71
     Increase (decrease) in advances from the Federal Home Loan Bank                   173,147          (4,964)
     (Decrease) increase in other borrowings                                           (9,380)           69,974
     Proceeds from issuance of common stock and stock options exercised                     70            3,340
     Repurchase of common stock                                                        (7,149)          (8,257)
     Cash dividends paid                                                               (3,275)          (2,857)
                                                                                    ---------          --------
          NET CASH USED IN FINANCING ACTIVITIES                                        146,975           49,435
                                                                                    ---------          --------

(DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                        (34,298)           11,093
CASH AND DUE FROM BANKS, JANUARY 1                                                     118,951           98,598
                                                                                    ----------         --------
CASH AND DUE FROM BANKS, SEPTEMBER 30                                               $   84,653         $109,691
                                                                                    ==========         ========

Cash flow information:
     Income tax payments                                                                $8,750          $13,300
     Interest payments                                                                  72,756           70,253
Non-cash transactions:
     Loans transferred to other real estate owned                                        1,758              473


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

NOTE 2.    BUSINESS COMBINATIONS (COMPLETED MERGERS AND ACQUISITIONS)

           On January 31, 2000, AREA acquired Peoples Bank of Murray, Murray, Kentucky; Dees Bank of Hazel, Hazel, Kentucky; Bank of Lyon County, Eddyville, Kentucky; and Bank of Livingston County, Tiline, Kentucky ("Western Kentucky Group"). AREA paid $77.75 million in cash for these banking companies. On January 31, 2000, total assets of these four affiliated banking companies were $383.35 million, total loans were $220.03 million, total deposits were $327.97 million and total shareholders' equity was $43.97 million. The transaction was accounted for as a purchase transaction; accordingly, the results of operations of these banks have been included in the unaudited consolidated financial statements since the date of acquisition. In conjunction with the acquisition, approximately $32.95 million of intangible assets were recorded and are being amortized over a 10 to 20-year period.

           On July 16, 2001, AREA acquired the assets of Associates Mortgage Group, Inc. of Louisville, Kentucky and its Calvary Title Company. Associates Mortgage is Louisville's largest non-bank mortgage loan orginator, with loan closings totaling over $100.00 million annually. After the acquisition, it has become AREA Mortgage, a division of AREA Bank.

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

           AREA utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity, and option characteristics of certain assets and liabilities. The following is a summary of accounting policies for derivative instruments and hedging activities under SFAS 133, as amended;

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 3.    ADOPTION OF NEW ACCOUNTING PRINCIPLE (CONTINUED)

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

           On January 1, 2001, AREA implemented SFAS No. 133, as amended. At that date, AREA had three interest rate swap agreements. One of the agreements, with a notional value of $10.00 million was classified as a fair value hedge. Upon implementation of SFAS No. 133, as amended, these derivative instruments were recognized in the financial statements. An asset related to the derivative instruments of $354 thousand, an increase in deferred tax liabilities of $124 thousand and a cumulative effect of the change in accounting principle of $230 thousand were recorded.

           During the first quarter of 2001 an interest rate swap with a notional value of $40.00 million was terminated. Proceeds of $140 thousand were received in consideration of this termination.

           As of September 30, 2001, AREA had swaps outstanding with a notional value of $16.26 million. During the quarter ended September 30, 2001, $54 thousand was recognized as a pre-tax expense ($36 thousand after-tax) to adjust the swaps to market value while $37 thousand pre-tax ($24 thousand after-tax) was recorded as a reduction in interest expense as a result of the payments received from counter parties. The swaps had an unfavorable market value of $136 thousand.

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

           Diluted earnings per share give effect to the increase in the average shares outstanding that would have resulted from the exercise of dilutive stock options. The components of basic and diluted earnings per share are as follows:

                                                                                  THREE MONTHS              NINE MONTHS
(Amounts in thousands, except per share data)                                   ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                                               2001        2000           2001           2000
                                                                               ----        ----           ----           -----
Income before cumulative effect of change in accounting principle,
     basic and diluted                                                        $ 9,462      $ 6,673      $   24,859      $29,979
Cumulative effect of change in accounting principle, net of taxes                  --           --             230           --
                                                                              -------      -------      ----------      -------
NET INCOME, BASIC AND DILUTED                                                 $ 9,462      $ 6,673      $   25,089      $29,979
                                                                              =======      =======      ==========      =======

Average shares outstanding                                                     24,245       24,480          24,293       24,543
Effect of dilutive securities                                                      63          126              61          183
                                                                              -------      -------      ----------      -------
AVERAGE SHARES OUTSTANDING INCLUDING DILUTIVE SECURITIES                       24,308       24,606          24,354       24,726
                                                                              =======      =======      ==========      =======

Income  before  cumulative  effect of change  in  accounting  principle,      $  0.39      $  0.27      $     1.02      $  1.22
     basic
Cumulative effect of change in accounting principle, net of taxes, basic           --           --            0.01          --
                                                                              -------      -------      ----------      -------
NET INCOME, BASIC                                                             $  0.39      $  0.27      $     1.03      $  1.22
                                                                              =======      =======      ==========      =======

Income before cumulative change in accounting principle, diluted              $  0.39      $  0.27      $     1.02      $  1.21
Cumulative  effect  of  change in  accounting  principle,  net of taxes,           --           --            0.01           --
    diluted
                                                                              -------      -------      ----------      -------
NET INCOME, DILUTED                                                           $  0.39      $  0.27      $     1.03      $  1.21
                                                                              =======      =======      ==========      =======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 5.    SECURITIES

           The amortized cost and approximate fair values of securities as of September 30, 2001 and December 31, 2000 are as follows:

SEPTEMBER 30, 2001
SECURITIES AVAILABLE FOR SALE                           AMORTIZED         UNREALIZED        UNREALIZED          FAIR
(Amounts in thousands)                                    COST              GAINS             LOSSES           VALUE
                                                          ----              -----             ------           -----
U.S. Treasury and Federal agencies                       $ 51,079          $ 1,919          $     --          $ 52,998
Obligations of state and political subdivisions            44,834            2,021                 3            46,852
Mortgage-backed securities                                422,249           11,173                68           433,354
Equity and other securities                                15,799           20,985                 5            36,779
                                                         --------          -------          --------          --------
                                                         $533,961          $36,098          $     76          $569,983
                                                         ========          =======          ========          ========


DECEMBER 31, 2000
SECURITIES AVAILABLE FOR SALE                           AMORTIZED        UNREALIZED        UNREALIZED           FAIR
(Amounts in thousands)                                    COST              GAINS             LOSSES            VALUE
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
                                                         ========          =======          ========          ========

SEPTEMBER 30, 2001
SECURITIES HELD TO MATURITY                             AMORTIZED       UNREALIZED        UNREALIZED           FAIR
(Amounts in thousands)                                    COST             GAINS             LOSSES            VALUE
                                                          ----             -----             ------            -----
           Obligations of state and political
             subdivisions                                $174,866          $ 6,548          $    124          $181,290
                                                         ========          =======          ========          ========

DECEMBER 31, 2000
SECURITIES HELD TO MATURITY                              AMORTIZED      UNREALIZED        UNREALIZED           FAIR
(Amounts in thousands)                                    COST             GAINS             LOSSES            VALUE
                                                          ----             -----             ------            -----
Obligations of state and political subdivisions          $127,349          $ 4,341          $     26          $131,664
                                                         ========          =======          ========          ========

NOTE 6.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

 NOTE 6.  RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

           As of the date of adoption of SFAS No. 142, AREA expects to have unamortized goodwill in the amount of $48.98 million and unamortized identifiable intangible assets in the amount of $5.70 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Pre-tax amortization expense related to goodwill was $4.44 million and $3.41 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. As a result of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

           In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

           SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 6.  RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

           SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. Management has not yet determined the impact, if any, of adopting SFAS No. 144.

NOTE 7.    SEGMENT INFORMATION

           AREA engages in two lines of business: traditional banking operations, which includes commercial and retail banking, and trust operations. Selected financial information by business segment is summarized below. This unaudited financial information is derived from the internal reporting systems used by management to assess segment performance.

           COMMERCIAL AND RETAIL BANKING

           Commercial and retail banking is conducted at 72 branches of AREA Bank and The Vine Street Trust Company (AREA's two banking affiliates) by providing traditional commercial and retail banking products and services to individual consumers and small to medium-size businesses. Products and services offered include commercial loans; small business loans; mortgage loans; home equity loans and lines of credit; installment loans; and demand, savings and time deposit accounts. These services are provided through retail branch offices, ATMs, and PC banking options.

           The marketing effort of AREA's bank subsidiaries focuses on lending and deposit gathering activities within local markets served which encompass the Commonwealth of Kentucky.

           TRUST OPERATIONS

           The trust line of business is conducted at 5 facilities of AREA Trust Company (AREA's only trust company) and at the home office of The Vine Street Trust Company by providing investment management, personal trust services, and employee benefit administration services. Assets under management totaled $1.28 billion as of September 30, 2001.

           The following unaudited financial information summarizes the results for AREA's two lines of business for the three and nine-month periods ended September 30, 2001. Prior to the third quarter of 2000, AREA's lines of business were not separated, thus information for the quarter and year-to-date periods ended September 30, 2000 are not available.

           As of September 30, 2001, substantially all of AREA's assets were committed to the commercial and retail banking segment. Total assets of AREA Trust were $10.91 million and equity totaled $10.60 million on September 30, 2001.

           SEGMENT INFORMATION                                                     THREE MONTHS ENDED SEPTEMBER 30, 2001
           (Amounts in thousands)                                                   COMMERCIAL
                                                                                    AND RETAIL
                                                                                      BANKING         TRUST  CONSOLIDATED
                                                                                      -------         -----  ------------
           Net interest income                                                        $28,957        $  --       $28,957
           Provision for loan losses                                                      900           --           900
           Noninterest income                                                           6,095        3,039         9,134
           Noninterest expenses                                                        21,189        2,363        23,552
                                                                                       ------        -----        ------
           Income before income taxes and cumulative effect of change
                in accounting principle                                                12,963          676        13,639
           Income taxes                                                                 3,941          236         4,177
                                                                                       ------        -----        ------
           Income before cumulative effect of change in accounting principle            9,022          440         9,462
           Cumulative effect of change in accounting principle, net of taxes              --           --            --
                                                                                       ------        -----        ------
           NET INCOME                                                                  $9,022        $ 440        $9,462
                                                                                       ======        =====        ======

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 7.    SEGMENT INFORMATION (CONTINUED)


                                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                                    COMMERCIAL
                                                                                    AND RETAIL
                                                                                      BANKING         TRUST    CONSOLIDATED
                                                                                      -------         -----    ------------
           Net interest income                                                        $84,042        $  --       $84,042
           Provision for loan losses                                                    2,700           --         2,700
           Noninterest income                                                          19,648        4,586        24,234
           Noninterest expenses                                                        66,442        3,395        69,837
                                                                                       ------        -----        ------
           Income before income taxes and cumulative effect of change
                in accounting principle                                                34,548        1,191        35,739
           Income taxes                                                                10,458          422        10,880
                                                                                       ------        -----        ------
           Income before cumulative effect of change in accounting principle           24,090          769        24,859
           Cumulative effect of change in accounting principle, net of taxes              230          --            230
                                                                                       ------        -----        ------
           NET INCOME                                                                 $24,320        $ 769      $ 25,089
                                                                                      =======        =====      ========

NOTE 8.    INTANGIBLES

           As of September 30, 2001, intangibles totaled $58.97 million compared to $63.95 million on December 31, 2000. The excess cost over fair value of net assets acquired in purchase business combinations (goodwill) of $50.46 million and $53.52 million net of accumulated amortization as of September 30, 2001 and December 31, 2000, respectively, is being amortized over 10-20 year periods on a straight-line basis. Other intangible assets consist of the book value of core deposits purchased of approximately $8.51 million and $10.42 million, net of accumulated amortization, as of September 30, 2001 and December 31, 2000, respectively, which is being amortized by an accelerated method over ten years. Amortization expense for the three-month periods ended September 30, 2001 and 2000 was $1.77 million and $1.57 million, respectively. Amortization expense for the nine-month periods ended September 30, 2001 and 2000 was $5.32 million and $5.05 million, respectively.

NOTE 9.    STOCK SPLIT

            During November 2000, AREA's Board of Directors declared a 3-for-2 stock split of AREA's common stock, payable in December 2000. The stock split resulted in the issuance of 8.11 million shares of common stock along with a corresponding capitalization of $9.31 million of retained earnings. All references to the number of shares (other than common stock issued or outstanding on the September 30, 2000 Consolidated Balance Sheet), per share amounts, cash dividends, and any other references to shares in the unaudited consolidated financial statements and accompanying Notes to Unaudited Consolidated Financial Statements, unless otherwise noted, have been adjusted to reflect the split on a retroactive basis. Previously awarded stock options and restricted awards have been adjusted to reflect the split.

NOTE 10.   NAME CHANGE AND CONSOLIDATION OF OPERATIONS

           Prior to the third quarter of 2000, each of AREA's seventeen banks were operated separately under individual charters. Each bank operated within its local market and retained its individual name. Management made the decision to merge the individual charters of all the banks with the exception of The Vine Street Trust Company and adopt a common name, AREA Bank. In addition to better name recognition, AREA's extensive investment in technology was optimized to reduce redundancies resulting from the numerous charters. In addition, customers are able to receive better service through a wider range of products.

           During the third and fourth quarters of 2000, AREA consolidated the charters of its affiliate banks with the exception of The Vine Street Trust Company, Lexington, Kentucky. At the time of the consolidation of the charters, the trust operations of those banks with trust departments were transferred to AREA Trust Company, a state chartered non-depository trust company.

                  AREA BANCSHARES CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   NAME CHANGE AND CONSOLIDATION OF OPERATIONS (CONTINUED)

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

           AREA incurred after-tax charges in the third quarter of 2000 totaling approximately $1.49 million ($2.29 million pre-tax), or $0.06 per diluted share, related to the consolidation of its subsidiary banks. These charges related primarily to employee severance payments and other costs of integrating the operations of the merged banks.

NOTE 11.   MERGER AGREEMENT WITH BB&T CORPORATION

           On November 8, 2001, AREA announced it had entered into an Agreement and Plan of Reorganization with BB&T Corporation (BB&T), a regional bank holding company with approximately $70.3 billion in assets. Under the agreement, each share of common stock of AREA will be converted into the right to receive 0.55 of a share of common stock of BB&T, plus cash in lieu of any fractional share of BB&T common stock. The merger, which is subject to the approval of AREA's shareholders and banking regulators, is expected to be completed in the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           GENERAL

           AREA, the largest bank holding company headquartered in Kentucky, is a $2.95 billion multi-bank holding company with its principal offices in Owensboro, Kentucky. As of September 30, 2001, AREA owned two banks ("banking affiliates") and a trust company conducting business in offices throughout Kentucky (see Note 10 in the accompanying unaudited consolidated financial statements for details). The banking affiliates provide a wide range of financial services, such as accepting demand and time deposits; providing checking and money market accounts; making commercial, consumer and mortgage loans; issuing and servicing credit cards; leasing; providing trust services for personal and corporate customers; providing safe deposit facilities; and offering alternative investments and brokerage services. The trust company offers comprehensive trust and investment services to a broad range of companies and individuals. As of September 30, 2001, AREA had approximately $1.28 billion of assets under management through AREA Trust and the trust department of The Vine Street Trust Company. AREA also has seven active non-bank affiliates that provide services incidental to AREA's operations. AREA has established an internet website (http://www.abcbank.com) which provides additional information about the products and services offered by its affiliates.

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

           AFFILIATED BANKS AND TRUST COMPANY

           The two affiliated banks operated throughout Kentucky in 39 cities with 72 banking locations as of September 30, 2001. These banks serve both rural and metropolitan areas. As of September 30, 2001, AREA Bank had total assets of $2.63 billion and The Vine Street Trust Company had total assets of $298.49 million. AREA Trust had $1.02 billion of assets under management while The Vine Street Trust Company managed $256.5 million of trust assets.

            The discussion that follows is intended to provide additional insight into AREA's financial condition and results of operations which includes the acquisitions of the Western Kentucky Group since January 31, 2000, Associates Mortgage Group, Inc. and Calvary Title Company since July 16, 2001 (see Note 2 in the accompanying unaudited consolidated financial statements for details of this transaction). Where considered significant, the impact of these transactions on AREA's results of operations and financial condition is discussed. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Item 1 of Part I of this Form 10-Q.

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

A.       RESULTS OF OPERATIONS

            Net income for the quarter ended September 30, 2001 was $9.46 million versus $6.67 million in the same period of 2000. Diluted earnings per share for the third quarter of 2001 were $0.39 compared to $0.27 for the same period in 2000. The increase during the current quarter compared to the second quarter of 2000 was $2.79 million, or 41.8%, for net income and $0.12, or 44.4%, per diluted share. Return on average assets was 1.31% (annualized) in the third quarter of 2001 compared to 0.97% (annualized) in the same period of last year. Return on average equity was 12.28% (annualized) in the third quarter of 2001 compared to 9.71% (annualized) during the third quarter of 2000.

            The increase in earnings during the current quarter compared to the third quarter of 2000 was largely the result of an increase in net interest income on a taxable equivalent basis totaling $1.68 million, or 5.8%, to $30.46 million, growth in noninterest income of $1.84 million, or 25.2%, to $9.13 million partially off-set by an increase in noninterest expenses (excluding the consolidation charge in the third quarter of 2000) of $1.08 million, or 4.8%, to $23.55 million.

            Year-to-date net earnings were $25.09 million verses $29.98 million for the first nine months of 2000. Diluted earnings per share totaled $1.03 for the current year-to-date period compared to $1.21 during the same period in 2000. The year-to-date decreases were $4.89 million, or 16.3%, for net income and $0.18, or 14.9%, per diluted share. Net income for the first nine months of the year resulted in a return on average assets of 1.21% (annualized) compared to 1.48% (annualized) during the first three quarters of 2000 and a return on average equity of 11.25% (annualized) versus 14.62% (annualized) in the nine months of 2000.

            The reduction in earnings during the current nine-month period compared to the same period of 2000 was largely the result of a decrease in security gains. During the first nine months of 2001 security gains were $2 thousand after-tax ($3 thousand pre-tax) compared to $8.97 million after-tax ($15.60 million pre-tax) during the first three quarters of 2000. The difference in security gains was $8.95 million after-tax ($15.57 million pre-tax) or $0.36 per diluted share. Net interest income on a taxable equivalent basis increased $5.27 million, or 6.3%, to $88.22 million during the first three quarters of 2001 compared to the same period in 2000, noninterest income (excluding infrequently occurring items) increased $1.24 million, or 5.6%, to $23.29 million. These increases were partially off-set by a $2.49 million, or 3.7%, increase to $69.84 million in

A.          RESULTS OF OPERATIONS (CONTINUED)

            noninterest expenses (excluding infrequently occurring items). The gains on the sale of securities during the first nine months of 2000 reflected AREA's strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions warranted.

            The current year-to-date period includes the results of operations of the Western Kentucky Group (see Note 2 in the accompanying unaudited consolidated financial statements) for the entire nine months while the first three quarters of 2000 included the Western Kentucky Group from January 31, 2000 (date of acquisition). In addition, the results of operations for Associates Mortgage Group, Inc. and Calvary Title are included from July 16, 2001. Identification of the various components of income and expense for the Western Kentucky group is not possible as a result of the consolidation of operations of the Western Kentucky Group into AREA Bank.

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

            Core operating income during the third quarter of 2001 and 2000, which is net income adjusted for infrequently occurring items, totaled $8.86 million or $0.36 per diluted share and $8.16 million or $0.33 per diluted share, respectively. Core operating net income increased $694 thousand, or 8.5%, and core operating diluted earnings per share increased $0.03, or 9.1%, from the third quarter of 2000. During the third quarter of 2001 there were two infrequently occurring items: a $2 thousand after-tax ($3 thousand pre-tax) gain on the sale of securities and a $602 thousand after-tax ($940 thousand pre-tax), or $0.02 per diluted share, gain on the sale of loan servicing. The third quarter of 2000 contained consolidation charges of $1.49 million after-taxes ($2.29 million pre-tax), or $0.06 per diluted share.

            During the first nine months of 2001 there were two infrequently occurring items; a $2 thousand after-tax ($3 thousand pre-tax) gain on the sale of securities and a $602 thousand after-tax ($940 thousand pre-tax), or $0.02 per diluted share, gain on the sale of loan servicing. The first three quarters of 2000 included security gains totaling $8.97 million after-tax ($15.60 million pre-tax), or $0.36 per diluted share, a gain totaling $93 thousand after-tax ($143 thousand pre-tax) on the sale of premises and equipment, and merger-related adjustments along with consolidation charges which totaled $1.74 million after-tax ($2.68 million pre-tax), or $0.07 per diluted share. The merger and consolidation charges related to the acquisition of the Western Kentucky Group and the consolidation of the charters. Core operating net income, which is net income adjusted for these items, increased $1.83 million, or 8.1%, to $24.49 million from $22.65 million while core operating diluted earnings per share increased $0.10, or 11.0%, to $1.01 from $0.91 in the first nine months of 2001.

            The following table presents the core operating net income and various core operating performance ratios:

           (Amounts in thousands, except percentages           THREE MONTHS ENDED                       NINE MONTHS ENDED
              and per share data)                                  SEPTEMBER 30                            SEPTEMBER 30
                                                           2001        2000       CHANGE        2001         2000        CHANGE
                                                        ----------  ----------   ----------   ----------   ----------   ----------
            Net income as reported                      $    9,462  $    6,673   $    2,789   $   25,089   $   29,979   $   (4,890)

            Add or (deduct) net of taxes:
            Consolidation charges                               --       1,491       (1,491)          --        1,491       (1,491)
            Gains on security transactions                      (2)         --           (2)          (2)      (8,973)       8,971
            Gain on sale of servicing                         (602)         --         (602)        (602)          --         (602)
            Gain on the sale of premises and equipment          --          --           --           --          (93)          93
            Merger/acquisition-related adjustments              --          --           --           --          248         (248)
                                                        ----------  ----------   ----------   ----------   ----------   ----------
            CORE OPERATING NET INCOME                   $    8,858  $    8,164   $      694   $   24,485   $   22,652   $    1,833
                                                        ==========  ==========   ==========   ==========   ==========   ==========

            Core operating basic earnings per share     $     0.37  $     0.33   $     0.04   $     1.01   $     0.92   $     0.09
            Core operating diluted earnings per share         0.36        0.33         0.03         1.01         0.91         0.10
            Core operating return on average assets (1)       1.22%       1.19%        0.03%        1.18%        1.12%        0.06%
            Core operating return on average equity (1)      11.49%      11.87%       (0.38%)      10.98%       11.04%       (0.06%)
            Core operating efficiency ratio                  60.94%      62.07%       (1.13%)      62.63%       64.06%       (1.43%)
           (1) Annualized

A.         RESULTS OF OPERATIONS (CONTINUED)

           The table below provides selected operating data, per share data, selected ratios and average balances for the three and nine-month periods ended September 30, 2001 and 2000:

 (Amounts in thousands, except percentages                  THREE MONTHS ENDED                        NINE MONTHS ENDED
and per share data)                                            SEPTEMBER 30                              SEPTEMBER 30
                                                     2001          2000         CHANGE          2001         2000        CHANGE
                                                 ------------  ------------  ------------   ------------  ------------  --------
OPERATING DATA
  Income before cumulative effect of  change
       in accounting principle                   $      9,462  $      6,673  $      2,789   $     24,859  $     29,979  $ (5,120)
  Cumulative effect of change in accounting
       principle, net of taxes                             --            --            --            230            --       230
  Net income                                            9,462         6,673         2,789         25,089        29,979    (4,890)
  Core operating  net income (1)                        8,858         8,164           694         24,485        22,652     1,833
PER SHARE DATA
  Basic earnings per share-before cumulative
       effect of change in accounting principle          0.39          0.27          0.12           1.02          1.22     (0.20)
  Cumulative effect of change in accounting
       principle, net of taxes                             --            --            --           0.01            --      0.01
  Basic earnings per share                               0.39          0.27          0.12           1.03          1.22     (0.19)
  Core operating basic earnings per share (1)            0.37          0.33          0.04           1.01          0.92      0.09
  Diluted earnings per share-before cumulative
       effect of change in accounting principle          0.39          0.27          0.12           1.02          1.21     (0.19)
  Cumulative effect of change in accounting
       principle                                           --            --            --           0.01            --      0.01
  Diluted earnings per share                             0.39          0.27          0.12           1.03          1.21     (0.18)
  Core operating diluted earnings per share (1)          0.36          0.33          0.03           1.01          0.91      0.10
  Cash dividends per share                              0.045          0.04         0.005          0.135         0.117     0.018
  Book value at September 30                            12.85         11.35          1.50          12.85         11.35      1.50
  Market price at September 30                          17.00         14.79          2.21          17.00         14.79      2.21
SELECTED RATIOS AND DATA
  Return on average assets (2)                           1.31%         0.97%         0.34%          1.21%         1.48%    (0.27%)
  Core operating return on average
  assets (1)(2)                                          1.22%         1.19%         0.03%          1.18%         1.12%     0.06%
  Return on average equity (2)                          12.28%         9.71%         2.57%         11.25%        14.62%    (3.37%)
  Core operating return on average
  equity (1)(2)                                         11.49%        11.87%        (0.38%)        10.98%        11.04%    (0.06%)
  Efficiency ratio                                      59.49%        68.46%        (8.97%)        62.10%        57.92%     4.18%
  Core efficiency ratio (1)                             60.94%        62.07%        (1.13%)        62.63%        64.06%    (1.43%)
  Net interest margin (2)                                4.51%         4.56%        (0.05%)         4.58%         4.43%     0.15%
  Shareholders' equity-to-assets                        10.43%        10.11%         0.32%         10.43%        10.11%     0.32%
  Allowance for loan losses to loans                     1.36%         1.44%        (0.08%)         1.36%         1.44%    (0.08%)
  Allowance for loan losses to nonperforming
      assets                                            252.5%        440.1%       (187.6%)        252.5%        440.1%   (187.6%)
  Nonperforming loans to total loans                     0.49%         0.28%         0.21%          0.49%         0.28%     0.21%
AVERAGE BALANCES
  Total assets                                   $  2,870,647  $  2,723,738  $    146,909   $  2,776,128  $  2,701,906  $ 74,222
  Earning assets                                    2,681,140     2,510,651       170,489      2,578,062     2,499,552    78,510
  Shareholders' equity                                305,730       273,504        32,226        298,227       273,957    24,270

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

         The following table presents the cash-based core operating net income and various cash-based performance ratios:

(Amounts in thousands, except percentages and per               THREE MONTHS ENDED             NINE MONTHS ENDED
share data)                                                       SEPTEMBER 30                     SEPTEMBER 30
                                                          2001       2000       CHANGE         2001       2000       CHANGE
                                                       ----------  ----------  ----------   ----------  ----------  ----------
Core operating net income (1)                          $    8,858  $    8,164  $      694   $   24,485  $   22,652  $    1,833
Add back:
     Goodwill and other intangible amortization             1,772       1,574         198        5,317       5,048         269
     Less: tax effect                                         351         351          --        1,052         999          53
                                                       ----------  ----------  ----------   ----------  ----------  ----------
                                                            1,421       1,223         198        4,265       4,049         216
                                                                   ----------  ----------   ----------  ----------  ----------
CASH-BASED CORE OPERATING NET INCOME                   $   10,279  $    9,387  $      892   $   28,750  $   26,701  $    2,049
                                                       ==========  ==========  ==========   ==========  ==========  ==========

Per share data
  Cash-based core operating basic earnings per share   $     0.42  $     0.38  $     0.04   $     1.18  $     1.09  $     0.09
  Cash-based core operating diluted earnings per share       0.42        0.38        0.04         1.18        1.08        0.10
Performance ratios (annualized)
  Cash-based core operating return on tangible assets        1.45%       1.41%       0.04%        1.42%       1.35%       0.07%
  Cash-based core operating return on tangible equity       16.58%      18.07%      (1.49%)      16.23%      16.56%      (0.33%)
  Cash-based core operating efficiency ratio                56.36%      57.68%      (1.32%)      57.86%      59.25%      (1.39%)

(1)      Excludes items presented in the Core Operating Net Income table above.

         NET INTEREST INCOME

         The largest component of AREA's operating income is net interest income, which is the difference between interest income and interest expense. Sources of interest income include interest on loans and investments while interest expense includes interest paid on deposits and borrowings. The amount of net interest income is the result of a number of factors, including the volume, mix and maturity of earning assets, and interest-bearing liabilities; fluctuations in the level of interest rates; and asset quality. In addition, the amount of interest-bearing assets funded by interest-free sources (largely shareholders' equity and noninterest-bearing deposits) impacts net interest income.

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

         Net interest income, on a tax equivalent basis, increased $1.68 million, or 5.8%, to $30.46 million during the quarter ended September 30, 2001 compared to the same quarter in 2000. The increase in net interest income was due largely to an increase in the spread from 3.81% during the quarter ended September 30, 2000 to 3.89% during the current quarter. The spread widened as a result of the average rate on interest-bearing liabilities declining more than the average rate on earning assets. The average rate on interest-bearing liabilities declined 1.01% while the average rate on interest-earning assets declined 0.93%. The decline in the average rate on interest-bearing liabilities was due in part to management's effort to aggressively reprice interest-bearing deposits downward as rates declined during the first nine months of 2001.

         Average earning assets for the third quarter of 2001 were $2.68 billion, an increase of $170.49 million, or 6.8%, from the same period of 2000. The growth in average earning assets was largely the result of the leveraging transaction discussed below. AREA's net interest margin decreased slightly from 4.56% during the quarter ended September 30, 2000 to 4.51% during the current quarter. This decrease was largely the result of the addition of approximately $200.00 million of earning assets with a spread of 1.50% acquired as part of the leveraging transaction. The average rate on interest earning assets decreased from 8.56% during the third quarter of 2000 to 7.72% in the current quarter while the average rate on interest bearing liabilities decreased from 4.84% to 3.83%.

           For the nine months ended September 30, 2001, net interest income, on a tax equivalent basis, increased $5.26 million, or 6.3%, to $88.22 million from $82.96 million in same period in 2000. The increase in net interest income was due largely to an increase in average earning assets and an increase in the net interest margin. Average earning assets for the first nine months of 2001 were $2.58 billion, an increase of $78.5 million, or 3.1%, from the same period in 2000. AREA's net interest margin (which is computed by dividing net interest income on a fully taxable equivalent basis by average earning assets) increased from 4.43% during the nine months ended September 30, 2000 to 4.58% in the first three quarters of 2000. The average rate on interest earning assets decreased from 8.32% during the first three quarters of 2000 to 8.19% for the first nine months of 2001 largely as a result of adjustable-rate earning assets repricing downward due to the steep decline in interest rates in 2001. As an off-set, the average rate on interest bearing liabilities decreased from 4.63% to 4.31%. The decline in the average rate on interest-bearing liabilities was due in part to management's effort to aggressively reprice interest-bearing deposits downward as rates declined during the first nine months of 2001. These changes resulted in an increase from 3.69% to 3.88% in the net interest spread during the first nine months of 2001 versus the same period in 2000.

           The following two tables present the components of net income on a taxable equivalent basis for the three and nine-month periods ended September 30, 2001 and 2000, respectively:

(Amounts in thousands, except percentages)                     THREE MONTHS ENDED SEPTEMBER 30
                                                          2001        2000      CHANGE      % CHANGE
                                                        --------    --------    --------     --------
Interest income                                         $ 50,639    $ 53,263    $ (2,624)        (4.9%)
Taxable-equivalent adjustment                              1,499       1,345         154         11.5%
                                                        --------    --------    --------     --------
     Interest income-taxable equivalent                   52,138      54,608      (2,470)        (4.5%)
Interest expense                                          21,682      25,831      (4,149        (16.1%)
                                                        --------    --------    --------     --------
     Net interest income-taxable equivalent               30,456      28,777       1,679          5.8%
Provision for loan losses                                    900         588         312         53.1%
Noninterest income                                         9,134       7,298       1,836         25.2%
Noninterest expenses                                      23,552      24,766      (1,214)        (4.9%)
                                                        --------    --------    --------     --------
     Income before income tax expense and cumulative
          effect of a change in accounting principle      15,138      10,721       4,417         41.2%
Income tax expense                                         4,177       2,703       1,474         54.5%
Taxable-equivalent adjustment                              1,499       1,345         154         11.5%
                                                        --------    --------    --------     --------
Income before cumulative effect of change in
     accounting principle                                  9,462       6,673       2,789         41.8%
Cumulative effect of a change in accounting
principle,
     net of taxes                                             --          --          --           --
                                                        --------    --------    --------     --------
          NET INCOME                                    $  9,462    $  6,673    $  2,789         41.8%
                                                        ========    ========    ========     ========

(Amounts in thousands, except percentages)                   NINE MONTHS ENDED SEPTEMBER 30
                                                          2001        2000      CHANGE       % CHANGE
                                                        --------    --------    --------     --------
Interest income                                         $153,659    $151,761    $  1,898          1.3%
Taxable-equivalent adjustment                              4,182       3,923         259          6.6%
                                                        --------    --------    --------     --------
     Interest income-taxable equivalent                  157,841     155,684       2,157          1.4%
Interest expense                                          69,617      72,725      (3,108)        (4.3%)
                                                        --------    --------    --------     --------
     Net interest income-taxable equivalent               88,224      82,959       5,265          6.3%
Provision for loan losses                                  2,700       1,224       1,476        120.6%
Noninterest income                                        24,234      37,799     (13,565)       (35.9%)
Noninterest expenses                                      69,837      70,028        (191)          --
                                                        --------    --------    --------     --------
     Income before income tax expense and cumulative
          effect of a change in accounting principle      39,921      49,506      (9,585)       (19.4%)
Income tax expense                                        10,880      15,604      (4,724)       (30.3%)
Taxable-equivalent adjustment                              4,182       3,923         259          6.6%
                                                        --------    --------    --------     --------
Income before cumulative effect of change in
     accounting principle                                 24,859      29,979      (5,120)       (17.1%)
Cumulative effect of a change in accounting
principle,
     net of tax                                              230          --         230          N/A
                                                        --------    --------    --------     --------
          NET INCOME                                    $ 25,089    $ 29,979    $ (4,890)       (16.3%)
                                                        ========    ========    ========     ========

         The following table summarizes the fully-taxable equivalent interest spread, which is the difference between the average yield on earning assets and the average rate on interest-bearing liabilities as well as the net interest margin, which is the fully-taxable equivalent net interest income divided by the average earning assets for the three and nine-months ended September 30, 2001 and 2000.

(Amounts in thousands, except                     THREE MONTHS ENDED                        NINE MONTHS ENDED
 percentages)                                        SEPTEMBER 30                                SEPTEMBER 30
                                          2001           2000          CHANGE           2001          2000          CHANGE
                                      ------------   ------------   ------------    ------------   ------------   ------------
Average rate on earning assets (1)            7.72%          8.65%         (0.93%)          8.19%         8.32%         (0.13%)
Average rate on interest-bearing
     liabilities (1)                          3.83%          4.84%         (1.01%)          4.31%          4.63%         (0.32%)
Net interest spread (1)                       3.89%          3.81%          0.08%           3.88%          3.69%          0.19%
Net interest margin (1)                       4.51%          4.56%         (0.05%)          4.58%          4.43%          0.15%
Average earning assets                $  2,681,140   $  2,510,651   $    170,489    $  2,578,062   $  2,499,552   $     78,510
Average interest-bearing liabilities     2,244,619      2,124,962        119,657       2,157,739      2,097,522         60,217
(1) Amounts annualized

           Leveraging Transaction

           During July 2001 AREA announced that it had entered into a leveraging transaction to enhance net interest income through better utilization of current capital levels. The leveraging was achieved by borrowing approximately $200.00 million from the Federal Home Loan Bank and investing the funds primarily in fixed-rate mortgage-backed securities issued by government sponsored enterprises. The initial spread on these assets over the cost of borrowed funds averaged 150 basis points (1.50%).

           PROVISION FOR LOAN LOSSES

           The allowance for loan losses is maintained at a level management believes is adequate to absorb estimated losses inherent in the portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, evaluation of the risk characteristics of the loan portfolio, including the impact of current economic conditions on the borrowers' ability to repay, past collection, and loss experience as well as other factors that in management's judgment deserve current recognition. However, actual losses could differ significantly from the amount estimated by management. The allowance for loan losses is established by charges to operating earnings.

           An analysis of the changes in the allowance for loan losses and selected ratios follows:

(Amounts in thousands, except percentages)                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30                         SEPTEMBER 30
                                                     2001           2000      CHANGE        2001          2000           CHANGE
                                                  -----------   -----------   -------    -----------   -----------      --------
Beginning balance                                 $    27,435   $    27,456   $   (21)   $    27,630   $    23,055      $  4,575
Additions through acquisitions                             --            --        --             --         4,323        (4,323)
Provision for loan losses                                 900           588       312          2,700         1,224         1,476
Loan loss recoveries                                      514           358       156          1,298           927           371
Loans charged off                                      (2,258)         (696)   (1,562)        (5,037)       (1,823)       (3,214)
                                                  -----------   -----------   -------    -----------   -----------      --------
ENDING BALANCE                                    $    26,591   $    27,706   $(1,115)   $    26,591   $    27,706      $ (1,115)
                                                  ===========   ===========   =======    ===========   ===========      ========

Average loans, net of unearned income             $ 1,929,600   $ 1,927,869   $ 1,731    $ 1,923,115   $ 1,909,117      $ 13,998
Provision for loan losses to average loans (1)           0.19%         0.12%     0.07%          0.19%         0.09%         0.10%
Net loan charge-offs  to average loans (1)               0.36%         0.07%     0.29%          0.26%         0.06%         0.20%
Allowance for loan losses to end of
     period loans                                        1.36%         1.44%    (0.08%)         1.36%         1.44%        (0.08%)
Allowance for loan losses to non-
     performing assets                                  252.5%        440.1%   (187.6%)        252.5%        440.1%       (187.6%)
(1) Amounts annualized

           The provision for loan losses, charged to operating expenses, depends on factors including loan growth and changes in the composition of the loan portfolio, net charge-off levels and management's assessment of the allowance for loan losses based upon AREA's credit review policies and procedures. The provision for loan losses totaled $900 thousand during the quarter ended September 30, 2001 compared to $588 thousand during the same period last year. During the nine months ended September 30, 2001, the provision for loan losses increased $1.48 million, or 120.6%, to $2.70 million from $1.22 million in the first nine months of 2000. The increase in the provision for loan losses during both the current three-month and the year-to-date periods compared to the year earlier amounts was due mainly to a higher level of net charge-offs as discussed below.

           The provision for loan losses as a percentage of average loans totaled 0.19% (annualized) during the quarter ended September 30, 2001 compared to 0.12% (annualized) during the third quarter of last year. For the nine-month period ended September 30, 2001, the provision for loan losses as a percentage of average loans increased to 0.19% (annualized) from 0.09% (annualized) during the same period in 2000. Net charge-offs increased to $1.74 million in the third quarter of 2001 from $338 thousand during the same quarter of the prior year while increasing from $896 thousand in the first nine months of 2000 to $3.74 million in the first three quarters of 2001. The charge-offs for the both the third quarter and first nine months of 2001 involved all categories of loans. Only one of the charge-offs exceeded $400 thousand and is discussed in more details in the "Asset Quality" section.

           Net loan charge-offs (loan charge-offs less recoveries) to average loans during the current quarter increased to 0.36% (annualized) from 0.07% (annualized) during the quarter ended September 30, 2000 largely as a result of an increase in loans charged-off from $696 thousand to $2.26 million in the current quarter. Recoveries totaled $514 thousand in the current quarter compared to $358 thousand in the third quarter of 2000. Net loan charge-offs increased to 0.26% (annualized) of average loans during the nine months ended September 30, 2001 compared to 0.06% (annualized) in the same period in 2000. The increase in net charge-offs during the first three quarters of 2001 compared to the same period in 2000 was largely the result of one large charge-off which is discussed in the "Asset Quality" section.

           The allowance for loan losses was 1.36% of total loans on September 30, 2001, as compared to 1.43% on December 31, 2000 and 1.44% on September 30, 2000.

           NONINTEREST INCOME

           The tables that follow set forth the components of noninterest income for the three-and nine-month periods ended September 30, 2001 and 2000. The amounts presented below for the three-and nine-month periods include adjustments for infrequently occurring noninterest income for comparability purposes.

           NONINTEREST INCOME
           (Amounts in thousands)                            THREE MONTHS ENDED SEPTEMBER 30
                                                                                            PERCENT
                                                    2001          2000        CHANGE         CHANGE
                                                  --------      --------      --------      --------
Commissions and fees on fiduciary activities      $  1,565      $  1,511      $     54           3.6%
Service charges on deposit accounts                  3,733         3,457           276           8.0%
Other service charges, commissions and fees          1,873         1,843            30           1.6%
Gains on sales of loans, net                           553           204           349         171.1%
Other income                                           467           283           184          65.0%
                                                  --------      --------      --------      --------
     RECURRING NONINTEREST INCOME                    8,191         7,298           893          12.2%
Infrequently occurring items:
Gain on sale of loan servicing                         940            --           940           N/A
Security gains, net                                      3            --             3           N/A
                                                  --------      --------      --------      --------
     TOTAL                                        $  9,134      $  7,298      $  1,836          25.2%
                                                  ========      ========      ========      ========

                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                                             PERCENT
                                                    2001          2000        CHANGE         CHANGE
                                                  --------      --------      --------       --------
Commissions and fees on fiduciary activities      $  4,687      $  4,374      $    313            7.2%
Service charges on deposit accounts                 10,758         9,454         1,304           13.8%
Other service charges, commissions and fees          5,743         5,973          (230)          (3.9%)
Gains on sales of loans, net                         1,111           477           634          132.9%
Other income                                           992         1,774          (782)         (44.1)
                                                  --------      --------      --------       --------
     RECURRING NONINTEREST INCOME                   23,291        22,052         1,239            5.6%
Infrequently occurring items:
Gain on sale of loan servicing                         940            --           940            N/A
Gain on sale of premises and equipment                  --           143          (143)        (100.0%)
Security gains (losses), net                             3        15,604       (15,601)         (99.9%
                                                  --------      --------      --------       --------
     TOTAL                                        $ 24,234      $ 37,799      $(13,565)         (35.9%)
                                                  ========      ========      ========       ========

           Noninterest income totaled $9.13 million and $24.23 million for the three-and nine-month periods ended September 30, 2001. These amounts represent an increase of $1.84 million, or 25.2%, and a decrease of $13.57 million, or 35.9%, during the current quarter and year-to-date periods, respectively, when compared to 2000 period totals. To compare recurring noninterest income, the following analysis has excluded, for both the current quarter and the nine months ended September 30, 2001, a gain of $940 thousand on the sale of loan servicing and security gains of $3 thousand. Also excluded for the year-to-date period ended September 30, 2000 is a gain on the sale of premises and equipment that totaled $143 thousand and $15.60 million of security gains. Excluding these items, recurring noninterest income increased $893 thousand, or 12.2%, to $8.19 million from $7.30 million in the third quarter of 2000 and increased $1.24 million, or 5.6%, to $23.29 million from $22.05 million during the first nine months of 2000. Commissions and fees on fiduciary activities increased $54 thousand, or 3.6%, to $1.57 million in the third quarter of 2001 and increased $313 thousand, or 7.2%, during the current nine-month period compared to the same periods last year largely as a result of successful new business development efforts. Commissions and fees on fiduciary activities generally track the amount of total assets under management; as a result, these fees often are assessed on the market value of funds that are managed. In both the current quarter and the year-to-date periods, the decrease in the equity markets reduced the growth in commissions and fees on fiduciary activities that would have otherwise been recorded.
           Service charges on deposit accounts increased $276 thousand, or 8.0%, to $3.73 million and $1.30 million, or 13.8%, to $10.76 million during the three-and nine-month periods ended September 30, 2001, respectively, when compared to similar period totals in 2000, due primarily to increases in per transaction fees charged. The consolidation of charters and the corresponding standardization of service charges also contributed to the growth in both the current quarter and year-to-date periods. Other service charges, commissions and fees totaled $1.87 million and $5.74 million during the third quarter of 2001 and year-to-date periods ended September 30, 2001 compared to $1.84 million and $5.97 million in the same periods, respectively of 2000. These amounts represent increases of $30 thousand, or 1.6%, and a decline of $230 thousand, or 3.9%, from the third quarter and year-to-date periods of 2000, respectively. The decrease during the current year-to-date period was largely the result of a decline in credit card discounts and loan servicing fees. Gains on the sales of loans increased $349 thousand, or 171.1%, to $553 thousand in the third quarter of 2001 compared to the same period in 2000 and increased $634 thousand, or 132.9%, to $1.11 million in the first three quarters of the year compared to the first three quarters of 2000. Gains on the sales of loans were favorably impacted during the third quarter and first nine months of 2001 by lower interest rates and a strong refinancing market. Other income totaled $467 thousand during the three months ended September 30, 2001 compared to $283 thousand in the third quarter of 2000 and $992 thousand during the first three quarters of 2001 versus $1.77 million in the same period of 2000. The current amounts represent an increases of $184 thousand, or 65.0%, and a decrease of $782 thousand, or 44.1%, during the third quarter and year-to-date periods, respectively. The increase during the current quarter compared to the same quarter in 2000 was primarily the result of an increased level of check charges. The decrease during the year-to-date period was largely the result of a reduction of income earned from the sale of call options related to AREA's equity investment portfolio. The amount earned during the first three quarters of 2000 on call options was $713 thousand. Security gains totaled $3 thousand in the first nine months of 2001 compared to gains of $15.60 million during the same period 2000. The gains on the sale of securities during 2000 reflected AREA's strategy to improve the performance of its investment portfolio through repositioning portions of the portfolio as market conditions changed.

           NONINTEREST EXPENSES

           The tables that follow set forth the components of noninterest expense for the three and nine-month periods ended September 30, 2001 and 2000. The amounts presented below for the three-and nine-month periods include adjustments for infrequently occurring noninterest expenses for comparability purposes.

NONINTEREST EXPENSES
(Amounts in thousands)                                           THREE MONTHS ENDED SEPTEMBER 30
                                                                                              PERCENT
                                                          2001        2000      CHANGE        CHANGE
                                                        --------    --------    --------     --------
Salaries and employee benefits                          $ 11,035    $ 10,449    $    586          5.6%
Net occupancy expenses                                     1,672       1,634          38          2.3%
Furniture and equipment expense                            1,743       1,771         (28)        (1.6%)
Federal deposit insurance                                    100         109          (9)        (8.3%)
Data processing expense                                    1,100       1,304        (204)       (15.6%)
Advertising and community relations                          974         874         100         11.4%
Insurance and taxes                                        1,440       1,008         432         42.9%
Professional fees                                            970       1,119        (149)       (13.3%)
Amortization of intangibles                                1,772       1,574         198         12.6%
Other                                                      2,746       2,630         116          4.4%
                                                        --------    --------    --------     --------
     RECURRING NONINTEREST EXPENSES                       23,552      22,472       1,080          4.8%
Infrequently occurring items:
Consolidation expenses                                        --       2,294      (2,294)      (100.0%)
                                                        --------    --------    --------     --------
     TOTAL                                              $ 23,552    $ 24,766    $ (1,214)        (4.9%)
                                                        ========    ========    ========     ========


                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                                              PERCENT
                                                          2001        2000       CHANGE       CHANGE
                                                        --------    --------    --------     --------
Salaries and employee benefits                          $ 31,516    $ 30,420    $  1,096          3.6%
Net occupancy expenses                                     4,976       4,518         458         10.1%
Furniture and equipment expense                            5,463       5,239         224          4.3%
Federal deposit insurance                                    109         291        (182)       (62.5%)
Data processing expense                                    3,277       4,051        (774)       (19.1%)
Advertising and community relations                        2,922       2,583         339         13.1%
Insurance and taxes                                        4,074       3,165         909         28.7%
Professional fees                                          3,297       3,929        (632)       (16.1%)
Amortization of intangibles                                5,317       5,047         270          5.3%
Other                                                      8,886       8,109         777          9.6%
                                                        --------    --------    --------     --------
     RECURRING NONINTEREST EXPENSES                       69,837      67,352       2,485          3.7%
Infrequently occurring items:
Consolidation expenses                                        --       2,294      (2,294)      (100.0%)
Merger and acquisition expense                                --         382        (382)      (100.0%)
                                                        --------    --------    --------     --------
     TOTAL                                              $ 69,837    $ 70,028    $   (191)        (0.3%)
                                                        ========    ========    ========     ========

           Noninterest expenses totaled $23.55 million and $69.84 million during the three and nine-month periods ended September 30, 200. These amounts represent decreases of $1.21 million, or 4.9%, in the current quarter compared to the same period in 2000 and $191 thousand, or 0.3%, during the first nine months of 2001 compared to the first three quarters of 2000. Excluded in the following analysis is $2.29 million of consolidation expenses in the third quarter of 2000. In addition, during the nine months ended September 30, 2000, $2.29 million of consolidation expenses and $382 thousand of merger and acquisition expenses have been excluded. During the current quarter and year-to-date periods there were no infrequently occurring noninterest expense items. Excluding infrequently occurring items, recurring noninterest expenses increased $1.08 million, or 4.8%, to $23.55 million in the current quarter compared to the same period last year and increased $2.49 million, or 3.7%, during the current year-to date period compared to the first nine months of 2001. Salaries and benefits increased $586 thousand, or 5.6%, to $11.04 million in the third quarter of 2001 while rising $1.10 million, or 3.6%, during the current nine-month period. The increase during the current quarter compared to the third quarter of 2000 was primarily the result of the addition of Associate Mortgage Group, Inc. (see
           Note 2 in the accompanying unaudited consolidated financial statements for details). Net occupancy expenses increased $38 thousand, or 2.3%, to $1.67 million and $458 thousand, or 10.1%, to $4.98 million, respectively, for the three-and nine-month periods ended September 30, 2001, when compared to similar period totals in 2000, due primarily to expenses related to the modernization of several facilities, higher utility costs, and increased property taxes. Furniture and equipment expenses totaled $1.74 million and $5.46 million during the third quarter of 2001 and year-to-date periods ended September 30, 2001. The current quarter reflected a decrease of $28 thousand, or 1.6%, while the year-to-date period increased $224 thousand, or 4.3%. The increase for the year-to-date period was primarily the result of an increase in service contracts on AREA's equipment. Data processing expenses totaled $1.10 million during the current quarter compared to $1.30 million in the same period in 2000 and totaled $3.28 million during the nine months ended September 30, 2001 versus $4.05 million during the first three quarters of 2000. The decreases, $204 thousand, or 15.6%, and $774 thousand, or 19.1%, for the quarter and year-to-date periods, respectively, were the result of the consolidation of operations which enabled AREA to obtain volume discounts from its third party data service provider. Advertising and community relations expense increased $100 thousand, or 11.4%, to $974 thousand during the current quarter and $339 thousand, or 13.1%, to $2.92 million during the nine months ended September 30, 2001 when compared to the same periods in 2000. An increase in expenses related to customer awareness of the consolidated bank was primarily responsible for the increases along with the added costs of the introduction of several new products. Insurance and taxes totaled $1.44 million during the current quarter compared to $1.01 million during the same period in 2000 and totaled $4.07 million in the current nine-month period versus $3.17 million during the first three quarters of 2000. The increases were $432 thousand, or 42.9%, and $909 thousand, or 28.7%, for the three-month and nine-month periods ended September 30, 2001 compared to the similar periods in 2000. The increases were primarily the result of increased state and local taxes on AREA's banks. Professional fees decreased $149 thousand, or 13.3%, and $632 thousand, or 16.1%, during the current quarter and year-to-date periods compared to similar periods in 2000. The decreases during both the current quarter and year-to-date periods were the result of reduced merger and acquisition activities. Other noninterest expenses totaled $2.75 million during the current quarter compared to $2.63 million for the same period in 2000 and totaled $8.89 million during the nine months ended September 30, 2001 compared to $8.11 million in the same period in 2000. The current quarter reflected an increase of $116 thousand, or 4.4%, while the year-to-date period increased of $777 thousand, or 9.6%. The increase during the year-to-date period was largely the result of increases in postage, other real estate expenses, and office supplies.

           INCOME TAX EXPENSE

           Income tax expense totaled $4.18 million and $10.88 million for the three-and nine-month periods ended September 30, 2001 compared to $2.70 million and $15.60 million during the same periods in 2000. The reduced level of income tax expense for the current nine-month period was the result of a lower level of pre-tax income caused primarily by a reduced security gains. The effective tax rates were 30.6% and 30.4% during the three-and nine-month periods ended September 30, 2001 compared to 28.8% and 34.2% during the same periods of 2000. The effective tax rate differs from the marginal income tax rate of 35% in both 2001 and 2000 due primarily to the effects of tax exempt interest, goodwill amortization in both 2000 and 2001 and state taxes on security gains in 2000. The effective tax rates decreased during the current year-to-date period compared to the same period in 2000 largely as a result of state taxes on security gains in 2000.

B.         FINANCIAL POSITION

           Total assets grew $177.48 million, or 6.4%, to $2.95 billion from December 31, 2000 and $199.25 million, or 7.3%, from September 30, 2000. Assets averaged $2.87 billion in the quarter ended September 30, 2001 compared to $2.72 billion during the same period in 2000. The growth in average assets from the quarter ended September 30, 2000 to the quarter ended September 30, 2001 was $146.91 million, or 5.4%. Earning assets totaled $2.72 billion on September 30, 2001 and reflected an increase of $220.21 million, or 8.8%, from December 31, 2000 earning assets which totaled $2.50 billion. Earning assets grew $229.45 million, or 9.2%, from September 30, 2000 to September 30, 2001. Earning assets averaged $2.68 billion in the current quarter compared to $2.51 billion in the same period in 2000. The growth in total assets, average assets and earning assets was largely the result of the approximately $200.00 million of securities acquired in a leveraging transaction discussed in "Leveraging Transaction" in the "Net Interest Income" section.

           SHORT-TERM INVESTMENTS AND SECURITIES

           Short-term investments, which include interest-bearing deposits with banks and federal funds sold, totaled $4.00 million on September 30, 2001, as compared to $5.99 million at year-end and $5.78 million on September 30, 2000.

           Securities represented 27.4% of earning assets on September 30, 2001 and totaled $744.85 million, an increase of $195.00 million, or 35.5%, from $549.85 million on December 31, 2000. The securities portfolio increased $198.00 million, or 36.2%, from September 30, 2000. The increases, during both the quarter and year-to-date periods, were largely the result of securities acquired in a leveraging transaction (see "Leveraging Transaction" in the "Net Interest Income" section for additional details) partially off-set by securities being called. The transaction involved the purchasing of approximately $200.00 million of fixed-rate mortgage-backed securities issued by government sponsored enterprises.

           The held-to-maturity and available-for-sale portfolios as of September 30, 2001 consisted of 7.1% in U.S. and other government agency securities, 58.2% in mortgage-backed securities, 29.8% in state and municipal securities and 4.9% in equity and other securities. The comparable distributions at December 31, 2000 were 25.0%, 35.3%, 33.0% and 6.7%, respectively. Since year-end the percentage of U.S. and other government agency securities declined from 25.0% to 7.1% as a result of maturities that were not re-invested due to the opportunity to obtain higher yields in other types of securities. The percentage of mortgage-backed securities increased from 35.3% on December 31, 2000 to 58.2% on September 30, 2001 primarily as a result of securities acquired in the leveraging transaction (see "Leveraging Transaction" in the "Net Interest Income" section for additional details).

           Note 5 to the accompanying unaudited consolidated financial statements provides additional details concerning AREA's investments.

           LOANS

           Loans, including loans held for sale, increased $27.20 million, or 1.4%, to $1.97 billion on September 30, 2001 from $1.94 billion on December 31, 2000. Loans, including loans held for sale, grew $33.23 million, or 1.7%, from September 30, 2000 to September 30, 2001. Loans, including loans held for sale, represent the largest category of earning assets, comprising 72.5% of earning assets as of September 30, 2001, 77.8% as of December 31, 2000 and 77.8% as of September 30, 2000.

           The following table presents the major categories of loans, net of unearned discount:

                                         SEPTEMBER 30    DECEMBER 31     SEPTEMBER 30
(Amounts in thousands)                       2001            2000            2000
                                         ------------    ------------    ------------
Commercial                               $    998,135    $    820,160    $    774,431
Real estate                                   684,388         835,863         878,295
                                         ------------    ------------    ------------
SUBTOTAL - COMMERCIAL AND REAL ESTATE       1,682,523       1,656,023       1,652,726
Consumer installment and other loans          274,619         279,923         277,051
                                         ------------    ------------    ------------
     TOTAL                               $  1,957,142    $  1,935,946    $  1,929,777
                                         ============    ============    ============

           The changes in the balances of commercial and real estate loans from September 30, 2000 to September 30, 2001 were caused primarily by significant reclassifications between those two categories. The reclassifications were the result of AREA's consolidation of operations (see Note 10 in the accompanying unaudited consolidated financial statements). Commercial and real estate loans were reviewed and changes were made as necessary to reflect banking industry standard classifications.

         DEPOSITS

         Deposits totaled $2.09 billion on September 30, 2001, a decrease of $58.68 million, or 2.7%, from $2.15 billion on December 31, 2000. Noninterest-bearing deposits declined $32.06 million, or 9.6%, to $300.53 million from December 31, 2000. The decrease in noninterest-bearing deposits from year-end totals was partially the result of customers' desire to substitute their noninterest-bearing deposits for interest-bearing deposits plus the effects of corporate customers moving funds into checking accounts over year-end and reducing those balances early in the year. Interest-bearing deposits decreased $26.62 million, or 1.5%, from year-end balances. Average total deposits were very stable, decreasing $896 thousand, or 0.04%, to $2.10 billion during the quarter ended September 30, 2001 compared to the fourth quarter of 2000. Average noninterest-bearing deposits decreased $6.26 million, or 2.1%, to $292.97 million while average interest-bearing deposits increased $5.36 million, or 0.30%, to $1.81 billion from the fourth quarter of 2000 to the third quarter of 2001.

         The following table summarizes the composition of deposits:


                                                                SEPTEMBER 30   DECEMBER 31    SEPTEMBER 30
         (Amounts in thousands)                                     2001           2000           2000
                                                                ------------   -----------    ------------
         Noninterest-bearing demand                              $  300,526     $  332,588     $  308,537
         Interest-bearing deposits:
            Interest-bearing demand                                 388,998        341,076        313,377
            Savings                                                 382,116        427,531        434,465
            Certificates of deposit of $100 thousand or more        277,426        251,388        239,650
            Other time                                              741,606        796,766        780,322
                                                                 ----------     ----------     ----------
               Total interest-bearing deposits                    1,790,146      1,816,761      1,767,814
                                                                 ----------     ----------     ----------
               TOTAL DEPOSITS                                    $2,090,672     $2,149,349     $2,076,351
                                                                 ==========     ==========     ==========

         BORROWED FUNDS

         AREA's primary source of funding for earning assets is customers' deposits; however, outside funding sources are also used. These outside funding sources include: federal funds purchased and securities sold under agreements to repurchase which include short-term borrowings from commercial customers as part of a cash management service, notes payable to the U. S. Treasury that are short-term borrowings in connection with treasury, tax and loan deposits, Federal Home Loan Bank advances which generally include intermediate-term borrowings by AREA's affiliate banks, and other borrowings. Borrowed funds increased by $216.01 million, or 71.6%, to $517.59 million from $301.58 million on December 31, 2000 and increased $150.23 million, or 40.9%, from September 30, 2000. Borrowed funds increased during the current quarter primarily as a result of the addition of approximately $200.00 million of borrowings used in a leveraging transaction entered into during July 2001. AREA entered into this leveraging transaction to enhance earnings through better utilization of capital levels. The leveraging was achieved by borrowing approximately $200.00 million from the Federal Home Loan Bank and investing the funds primarily in fixed-rate mortgage-backed securities issued by government sponsored enterprises (see "Leveraging Transaction" in the "Net Interest Income" section for additional details).

         CAPITAL RESOURCES

         Shareholders' equity totaled $307.20 million at September 30, 2001, an increase of $20.56 million, or 7.2%, from $286.64 million on December 31, 2000 and an increase of $29.49 million, or 10.6%, from September 30, 2000. During the first three quarters of 2001 shareholders' equity grew as a result of net income which totaled $25.09 million and an increase totaling $5.68 million in accumulated other comprehensive income. Other comprehensive income, which is comprise solely of the after-tax net unrealized gain on securities available for sale, increased primarily as a result of the effect of falling interest rates on AREA's fixed income securities. As an off-set to the growth in shareholders' equity, dividends of $3.28 million were paid during the first nine months of the year and a total of 420,250 shares were repurchased at a total cost of $7.15 million. The increase in accumulated other comprehensive income occurred primarily as a result of AREA's fixed income securities increasing in value due to interest rates declining since early in 2001.

         The shareholders' equity-to-asset ratio was 10.43% at September 30, 2001 compared to 10.35% on December 31, 2000 and 10.11% on September 30, 2000.

         During the third quarter of 2001 AREA purchased 410,250 shares of its common stock at an average price of $17.07 while 420,250 shares were repurchased during the first three quarters of 2001 at an average price of $17.01.

         Book value per share was $12.85, $11.79 and $11.35 on September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

         During the first three quarters of 2001, AREA paid cash dividends of $0.135 per share for a total of $3.28 million, an increase of $0.018, or 15.4% per share, compared to the same period in 2000.

         A summary of the regulatory capital ratios for AREA is shown below:

                                                                                     REGULATORY CAPITAL REQUIREMENTS
                                                    SEPTEMBER 30       DECEMBER 31          WELL           MINIMUM
                                                        2001              2000           CAPITALIZED       REQUIRED
                                                    ------------       -----------       -----------       -------
         Leverage Ratio                                 8.03%             7.72%             5.00%           4.00%
         Tier I Risk Based Capital Ratio               11.54%             6.00%             4.00%          10.43%
         Total Risk Based Capital Ratio                13.16%            11.68%            10.00%           8.00%

         ASSET QUALITY

         Each of AREA's affiliated banks provides as an expense an amount for expected loan losses. This amount is called the provision for loan losses and increases the allowance for loan losses. The allowance for loan losses is maintained at a level management believes is adequate to absorb estimated losses inherent in the loan portfolio, considering nonperforming loans and overall economic conditions. Actual losses on loans are charged against the allowance for loan losses. At September 30, 2001, the allowance for loan losses was $26.59 million, or 1.36%, of period-end loans, as compared to $27.63 million, or 1.43%, of loans at December 31, 2000 and $27.71 million, or 1.44%, of September 30, 2000 loans outstanding. The ratio of the allowance for loan losses to nonperforming assets was 252.5% as of September 30, 2001 compared with 356.2% at December 31, 2000 and 440.1% on September 30, 2000.
         Nonperforming assets consist of nonaccrual loans, loans past due ninety days or more that are still accruing interest, restructured loans and other real estate owned. Nonperforming assets totaled $10.53 million on September 30, 2001 compared to $7.76 million on December 31, 2000 and $6.30 million on September 30, 2000. The increase has been $2.77 million since year-end and occurred primarily as a result of an increase from $1.76 million to $3.73 million in loans contractually past due 90 days or more as to interest or principal and still accruing. Currently, year-to-date net charge-offs (loan charge-offs less recoveries) are at 0.26% (annualized) of average year-to-date loans compared to 0.06% (annualized) during the same period in 2000.

         The following schedule details the dollar amount of nonperforming assets at September 30, 2001, December 31, 2000 and September 30, 2000, represented by nonaccrual loans, loans contractually past due ninety days or more as to interest or principal payments and still accruing and other real estate owned:

                                                                   SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
         (In thousands)                                                2001            2000            2000
                                                                   ------------    -----------    ------------
         Nonaccrual loans                                            $ 5,783          $4,036          $2,452
         Loans contractually past due 90 days or more as to
           interest or principal and still accruing                    3,732           1,755           3,047
                                                                     -------          ------          ------
           TOTAL NONPERFORMING LOANS                                   9,515           5,791           5,499
         Other real estate owned                                       1,017           1,966             797
                                                                     -------          ------          ------
           TOTAL NONPERFORMING ASSETS                                $10,532          $7,757          $6,296
                                                                     =======          ======          ======


         Included in nonaccrual loans at June 30, 2001, and disclosed in the June 30, 2001 Form 10-Q, was a $2.0 million loan related to a single commercial customer engaged in the transportation industry. This loan relationship was placed on nonaccrual status effective June 30, 2001 and identified as impaired. During the quarter ended September 30, 2001, $1.27 million of this loan was charged-off. Management believes that this charge-off has reduced the loan to its realizable value and no additional charge-offs are expected. On June 30, 2001 nonperforming assets totaled $8.89 million. The increase from June 30, 2001 to September 30, 2001 was largely related to one loan placed on nonaccrual with a total balance of $3.65 million and an appraised value of the underlying collateral of $4.00 million.

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

         Management believes that the allowance for loan losses, including amounts specifically allocated for nonaccrual loans and nonperforming loans is adequate in relation to probable losses inherent in the loan portfolio as of September 30, 2001.

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

         During the nine months ended September 30, 2001, $92.15 million of net cash was provided through operating activities. This compares to $55.56 during the same period in 2000. The primary source of these funds in 2001 were proceeds from the sale of mortgage loans held for sale which totaled $63.90 million compared to $36.17 million in the same period of 2000. The increase in the sale of mortgages held for sale in 2001 compared to 2000 was the result of declining interest rates which caused customers to re-finance into fixed-rate loans which were sold. In the first nine months of 2001 a total of $273.42 million of net cash was used in investing activities compared to $93.90 million in 2000. Purchases of securities available for sale accounted for $279.57 million of cash used in investing activities in 2001 while purchases of securities available for sale accounted for $160.59 million in 2000. The increase in purchases of securities available for sale in 2001 compared to 2000 was primarily the result of securities purchased as part of the leveraging transaction (see "Leveraging Transaction" in the "Net Interest Income" section). Net cash used in financing activities totaled $146.96 million and $49.44 million during the first three quarters of 2001 and 2000, respectively. An increase in Federal Home Loan Bank advances of $173.15 million as a result of the leveraging transaction was the primary reason for the increase in net cash used in financing activities during the first nine months of 2001. During the first three quarters of 2001, these changes resulted in a $34.30 million decrease in cash and due from banks to $84.65 million while the changes above in the first nine months of 2000 resulted in an increase in cash and due of $11.09 million to $109.69 million on September 30, 2000.

         As of September 30, 2001, 70.97% of total assets were funded by core deposits while 17.57% were funded with secondary sources of liquidity discussed above, compared to 77.6% and 10.9%, respectively, as of December 31, 2000. As of September 30, 2000, those percentages were 75.6% and 13.4%, respectively. The percentage of assets funded by core deposits decreased during the quarter compared to both December 31, 2000 and September 30, 2000 as a result of the leveraging transaction (see "Leveraging Transaction" in the "Net Interest Income" section). The leveraging transaction used borrowed funds to increase assets by approximately $200.00 million.

         The net loan-to-deposit ratio increased from 88.8% on December 31, 2000 to 92.3% on September 30, 2001, as a result of an increase in loans and a decline in deposits during the period.

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

          INTEREST RATE SIMULATION SENSITIVITY ANALYSIS
          (In thousands, except per share data)               CHANGE IN INTEREST RATES FROM SEPTEMBER 30, 2001 RATES
                                                                      INCREASE                     DECREASE
                                                                      --------                     --------
         SIMULATED IMPACT IN THE NEXT 12 MONTHS                +200BP          +100BP       -100BP          -200BP
                                                               -------        -------       -------        ---------
         Net income increase (decrease)                        $ 7,866        $ 4,525       $(4,175)       $ (8,371)
         Net income per share-basic increase (decrease)           0.32           0.19         (0.17)          (0.34)
         Net income per share-diluted increase (decrease)         0.32           0.19         (0.17)          (0.34)

         Given an immediate and sustained parallel shift upward of 200 basis points to the yield curve used in the simulation model, it is estimated that net income for AREA would increase by $7.87 million over the next year. Estimated diluted earnings per share would increase by $0.32 over the same period. A 200 basis point immediate and sustained parallel shift downward in the yield curve would decrease net income by an estimated $8.37 million over the next year while decreasing diluted earnings per share $0.34. All of the above changes in net income are within the policy guidelines established by the Board of Directors.

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

PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings
                  Not applicable.

         Item 2.  Changes in Securities
                  Not applicable

         Item 3.  Defaults Upon Senior Securities
                  Not applicable.

         Item 4.  Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not applicable.

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

         Item 5.  Other Information

                  On November 13, 2001, AREA filed a report on Form 8-K reporting its previously announced merger agreement with BB&L Corporation. Item 5, Other Events, stated "On November 8, 2001, BB&T Corporation announced plans to buy AREA Bancshares Corporation in a $450.6 million stock swap. The exchange will be fixed at 0.55 of a share of BB&T Corporation stock for each AREA Bancshares shares".

                  In addition, a copy of the press release was attached as
                  Exhibit 99-1 to the Form 8-K.

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

                           --------------------------------------------

                  (a) Exhibit No.        Description of Exhibit
                  ---------------        ----------------------

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

                           --------------------------------------------

                  (a) Exhibit No.              Description of Exhibit
                  ---------------              ----------------------

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


                  (b)      Three reports on Form 8-K dated July 23, 2001 and
                           July 24, 2001 were filed with the United States
                           Securities and Exchange Commission during the quarter ended September 30, 2001 and reported the following under "Item 5 - Other Events":

                           July 23, 2001 Form 8-K: On July 18, 2001, AREA
                           Bancshares Corporation announced it had completed a leveraging transaction to enhance earnings through better utilization of current capital levels. The leveraging transaction was achieved by borrowing $200 million from the Federal Home Loan Bank and investing the funds primarily in fixed-rate mortgage-backed securities issued by government sponsored enterprises. The initial spread on these assets over the cost of borrowed funds averaged 1.50%.

                           July 24, 2001 Form 8-K: On July 13, 2001, AREA
                           Bancshares Corporation announced it had signed a letter of intent to acquire the assets of Associates
                           Mortgage Group, Inc. of Louisville and its Calvary
                           Title Co. The acquisition closed on July 16, 2001.
                           The price was not disclosed.

                           August 21, 2001 Form 8-K: On August 17, 2001, AREA
                           Bancshares Corporation announced the promotion of William W. James to the position of Senior Vice
                           President and Chief Loan Administrator. James had been AREA Bank's market president in Glasgow, Kentucky since 1986.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AREA BANCSHARES CORPORATION



Date:    November 14, 2001      By: /s/ Thomas R. Brumley
       ---------------------        -------------------------------------------

                                        Thomas R. Brumley
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:    November 14, 2001      By: /s/ Edward J. Vega
       ---------------------        -------------------------------------------
                                        Edward J. Vega
                                        Senior Vice President-Chief
                                        Financial Officer
                                        (Principal Financial Officer)



Date:    November 14, 2001      By:  /s/ Gary R. White
       ---------------------        -------------------------------------------
                                         Gary R. White
                                         Vice President, Controller
                                         (Principal Accounting Officer)